Form 10QSB
period 1996-09-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 1996-11-25
CIK 875385

United States

                       Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended September 30, 1996



                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to



Commission file number 0-28920



                      Access Solutions International, Inc.

        (Exact name of small business issuer as specified in its charter)



           Delaware                                          05-0426298
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

                                650 Ten Rod Road
                            North Kingstown, RI 02852

                    (Address of principal executive offices)

                                 (401) 295-2691

                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of November 15, 1996 was 3,963,940.

                      Access Solutions International, Inc.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                           PAGE

Item 1.    Financial Statements

           Condensed   balance sheets--September 30, 1996 (unaudited)
           and June 30, 1996                                                  3

           Condensed unaudited statements of operations --Three
           months ended  September 30, 1996 and 1995                          5

           Condensed unaudited statements of cash flows -- Three
           months ended September 30, 1996 and 1995                           6

           Notes to unaudited condensed   financial
           statements                                                         7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  17

Signatures                                                                   19

                      Access Solutions International, Inc.

                          PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets



                                                              September 30,       June 30,
                                                                1996                 1996
                                                              (Unaudited)
Assets
Current assets:
       Cash                                                   $121,997           $537,831
       Trade accounts receivable, net of allowance for
          doubtful accounts of $50,304                          92,895            426,005
       Inventories                                             531,216            504,450
       Prepaid expenses and other current assets                50,609             61,995
                                                          ------------       ------------
                                Total current assets           796,717          1,530,281

Fixed assets net                                               551,652            592,461

Other assets:
    Deposits and other assets                                   88,463             90,940
    Remote service inventory, net                               68,771             79,549
    Deferred financing costs                                   810,617            581,065
                                                          ------------       ------------
       Total other assets                                      967,851            751,554
                                                          ------------       ------------
       Total assets                                         $2,316,220         $2,874,296
                                                          =============      ============



See notes to unaudited condensed financial statements.



                      Access Solutions International, Inc.
                            Condensed Balance Sheets

                                                              September 30,     June 30,
                                                                     1996          1996
                                                              (Unaudited)

Liabilities and stockholders' deficit
Current liabilities:
   Note payable - bank                                            $240,000      $290,000
   Notes payable - bridge                                        1,401,667     1,363,973
   Accounts payable                                                966,681       695,341
   Current installments of capital lease obligations               119,333        72,562
   Accrued expenses                                                192,181       163,769
   Accrued salaries and wages                                      474,924       467,234
   Deferred revenue - prepaid service contracts                    318,722       448,492
                                                              ------------   -----------
        Total current liabilities                                3,713,508     3,501,371

   Capital lease obligations, excluding current installments        25,894        31,974
                                                              ------------   -----------
        Total liabilities                                        3,739,402     3,533,345

Stockholders' deficit:
   Common  Stock, $.01 par  value, 13,000,000
     shares authorized, 1,511,865 shares issued                     15,119        15,119
   Additional paid-in capital                                   10,599,720    10,599,720
   Accumulated deficit                                         (12,019,965)  (11,255,832)
                                                               ------------  -----------

                                                                (1,405,126)     (640,993)
   Treasury stock, at cost (1,259 shares)                          (18,056)      (18,056)
                                                              ------------     ----------
        Total stockholders' deficit                             (1,423,182)     (659,049)
                                                              -------------    ----------
        Total liabilities and stockholders' deficit             $2,316,220    $2,874,296
                                                              =============  ============

Note: The financial statements at June 30, 1996 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                         Condensed Statements of Operations
                    Three month period ending September 30,
                                    Unaudited

                                              1996                 1995
Net Sales:
  Products                                $162,797              $92,408
  Services                                 140,338              142,496
                                           -------              -------
       Total net sales                     303,135              234,904
                                           -------              -------

Cost of Sales:
  Products                                  20,312               48,430
  Services                                  55,358               52,056
                                            ------               ------
       Total cost of sales                  75,670              100,486
                                            ------              -------

Gross profit                               227,465              134,418
                                           -------              -------

Operating Expenses:
  General and administrative expense       356,174              470,638
  Research and development expense         420,175              567,965
  Selling expense                          136,336              245,246
                                           -------              -------
       Total operating expenses            912,685            1,283,849
                                           -------            ---------
       Loss from operations              (685,220)          (1,149,432)
                                         ---------          -----------

Other income and expenses:
  Interest income                            3,243               1,715
  Interest expense                         (82,155)            (33,787)
                                           -------             --------
       Total other expenses                (78,912)            (32,072)
                                           -------             --------

Net Loss                               $ (764,132)        $ (1,181,503)
                                       ===========        =============

Net loss applicable to common stock:
  Net loss                             $ (764,132)        $ (1,181,503)
  Accrued dividends on preferred stock       -                 (50,000)

                                      ------------        -------------
                                       $ (764,132)        $ (1,231,503)
                                      ============        =============

Net loss per common share                  $ (.51)              $ (.82)
                                      ============        =============
Weighted average number of
  common shares                         1,511,865            1,501,152


See notes to unaudited condensed financial statements.


                      Access Solutions International, Inc.
                       Condensed Statements of Cash Flows
               For the Quarters Ended September 30, 1996 and 1995
                                   Unaudited
                                                                                 1996            1995
                                                                                 ----            ----
Cash flows from operating activities:
     Net loss                                                                 ($  764,132)   ($1,181,503)
                                                                              -----------    -----------

Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                139,299         62,001
     Provision for doubtful accounts                                                 --          (22,358)
     Reverse compensation settlement associated with abandoned  IPO                  --           60,000

     Changes in assets and liabilities:
     (Increase) decrease in:
        Trade accounts receivable                                                 333,110        635,144
        Inventories                                                               (15,988)      (148,573)
        Deposits                                                                     --           (1,108)
        Prepaid expenses and other current assets                                  11,385         14,228
     Increase (decrease) in:
        Accounts payable                                                          271,340       (140,980)
        Accrued expenses                                                           36,102        (83,582)
        Deferred revenue - Prepaid service contracts                             (129,771)       (61,290)
                                                                              ------------    -----------

          Total adjustments                                                       645,477        313,482
                                                                              -----------     -----------

   Cash used by operating activities                                             (118,655)      (868,021)
                                                                              -----------     -----------

Cash flows from investing activities:
   Additions to fixed assets                                                      (96,012)       (82,056)
   Additions to other assets                                                         --           (6,169)
                                                                              -----------    -----------

   Cash used for investing activities                                             (96,012)       (88,225)
                                                                              -----------    -----------

Cash flows from financing activities:
   Proceeds from related party loans                                                 --          948,000
   Repayments of related party loans                                                 --         (556,578)
   Proceeds from bridge loans                                                      37,694      1,300,000
   Repayments on capital lease obligations                                         40,690        (15,546)
   Net (payments) borrowings under note payable-bank                              (50,000)          --
   Deferred financing costs                                                      (229,551)      (168,940)
                                                                              -----------    -----------
   Cash  (used) provided by financing activities                                 (201,167)     1,506,936
                                                                              -----------    -----------

Net (decrease)increase in cash                                                   (415,834)       550,690

Cash, beginning of period                                                         537,831        148,842
                                                                              -----------    -----------

Cash, end of period                                                           $   121,997    $   699,532
                                                                              ===========    ===========

See notes to unaudited condensed financial statements.



                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. prospectus (Form SB-2) dated October 16, 1996.

2. Note payable to bank

Indebtedness outstanding under a short-term bank loan was $240,000 at September 30, 1996. Interest was payable monthly at the bank's prime rate (8.25% at September 30, 1996) plus 2%. The borrowings were secured by substantially all assets of the Company. The loan required a reduction of principal in the amount of $20,000 at each month end until October 31, 1996 when the balance was payable in full. As a result of the variable attributes of this loan, the carrying amount approximates fair value. This note payable obligation was paid in full on October 25, 1996.

3.  Initial Public Offering

     On October 21, 1996, Access Solutions International, Inc. consummated an initial public offering of 1,066,667 Units. Each Unit consisted of two shares of Common Stock, $.01 par value per share ("Common Stock"), and one redeemable common stock purchase warrant ("Redeemable Warrant"). The shares of Common Stock and Redeemable Warrants comprising the Units are separately tradable commencing upon issuance. An Over-Allotment Option to purchase an additional 160,000 Units upon the same terms and conditions set forth above was exercised by the Underwriter on October 29, 1996. An aggregate of 3,963,940 shares of Common Stock were issued by the Company, resulting in net proceeds of $7,949,048.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's sales consist of sales of products and services. Products sold by the Company consist of COLD systems, software and hardgoods including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by the Company include post-installation maintenance and support. The Company recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. The Company sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. The Company recognizes revenue from service contracts on a straight line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of September 30, 1996, the Company had deferred revenue in the amount of $318,722.

The Company's operating results have in the past and may in the future fluctuate significantly depending upon a variety of factors which vary substantially over time, including industry conditions; the timing of orders from customers; the timing of new product introductions by the Company and competitors; customer acceleration, cancellation or delay of shipments; the length of sales cycles; the level and timing of selling, general and administrative and research and development expenses; specific feature needs of customers; and production delays. A substantial portion of the Company's quarterly revenues are derived from the sale of a relatively small number of COLD systems which range in price from approximately $150,000 to $900,000. As a result, the timing of recognition of revenue from a single product order has in the past and may in the future have a significant impact on the Company's net sales and operating results for particular financial periods. This volatility is counter balanced by the increase in sales of annual service contracts which generally accompanies an increase in systems sales. The revenue from service contracts is recognized on a straight line basis over the term of the contract.

The Company's primary operating expenses include selling expenses, general and administrative expenses and research and development expenses. General and administrative expenses consist primarily of employee compensation and customer support expenses. Research and development expenses include compensation paid to internal research and development staff members and expenses incurred in connection with the retention of independent research and development consultants. The Company utilizes its own employees for research and development functions except in certain circumstances involving product enhancements. In those circumstances, the Company regularly retains independent experts to consult and design new software modules which are subsequently evaluated and tested by the Company's internal research and development staff. Upon successful testing of such product enhancements, the Company's internal staff integrates the new products with the Company's existing COLD systems and products.

The Company has historically incurred net losses and anticipates that further net losses will be incurred prior to the time, if ever, that the Company achieves profitability. However, the Company has recently taken certain steps intended to limit the incurrence of future net losses. Such steps include: (i) the retention in January 1996 of Hector D. Wiltshire as interim President and Chief Executive Officer and the subsequent hiring in August 1996 of Robert H. Stone as President and Chief Executive Officer; (ii) the recapitalization of the Company in January 1996, consisting of a one-to-74 reverse stock split and the conversion of certain debt and warrants into common stock; (iii) the November l995 reduction in the Company's workforce from 52 to 30 full-time employees as of September 30, 1996; (iv) other reductions in overhead costs and expenses; and
(v) the administration of tighter internal controls with respect to preservation of the integrity of the Company's proprietary software products. The immediate effect realized by the implementation of these measures was to reduce average monthly operating expenses during the period from January through June 1996 to approximately $317,000, exclusive of the cost associated with shares granted to an officer in January 1996. During the first half of Fiscal 1996, average operating expenses approximated $475,000 per month. While no assurance can be given that such steps will be sufficient to limit losses which may be incurred in the future, the Company believes that such steps, when fully implemented, may enable the Company to realize improved operating results. The Company does not believe that these steps, particularly the reduction in the workforce, have to date or will in the future materially adversely impact the Company's revenues and earnings. Of the 22 employees terminated, four were salespersons, five were field support personnel, eight were product development personnel and five were administrative staff. Many of the sales and field support employees had been hired early in 1995 in anticipation of increased sales which did not materialize. The terminated product development personnel were working on new products which the Company determined would not be completed. As a result of the foregoing, the reduction in workforce has not materially adversely affected the Company's operations.

Results of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Net Sales

Net sales for the three months ended September 30, 1996 was $303,135 compared with $234,904 for the three months ended September 30, 1995, an increase of $68,231 or 29%. The Company realized an increase in its product sales and a decrease in peripheral sales. Product sales were $162,797 for the first quarter of Fiscal 1997 compared with $92,408 for the first quarter of Fiscal 1996, an increase of $70,389 or 76%. Product sales consisted of upgrades to existing customer installations that had exceeded present data storage capacities and revenue recognized in connection with software enhancements which added value to a major customer's existing Gigapage software package. There were no upgrade installations or software enhancements sold in the first quarter of Fiscal 1996. Service revenues were $140,338 for the first quarter of Fiscal 1997 compared with $142,496 for the first quarter of Fiscal 1996, a decrease of $2,157 or 2%. The decrease in service revenues was due to the cancellation by two customers of equipment maintenance contracts for obsolete hardware.


Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate decreased 25% from $100,486 for the three months ended September 30, 1995 to $75,670 for the three months ended September 30, 1996, primarily due to greater sales of higher margin hardware and software. In addition, cost of sales as a percentage of sales decreased from 43% for the three months ended September 30, 1995 to 25% for the three months ended September 30, 1996.

The cost of product sales decreased 58% from $48,430 for the three months ended September 30, 1995 to $20,312 for the three months ended September 30, 1996 due to sales of higher margin hardware and software. Cost of product sales as a percentage of product sales decreased from 52% for the three months ended September 30, 1995 to 12% for the three months ended September 30, 1996. This decrease resulted from a significant portion of the product sales being for software enhancement on installed systems for which costs have been recognized in a prior period. The cost of services increased by 6% from $52,056 for the three months ended September 30, 1995 to $55,358 for the three months ended September 30, 1996. This modest increase reflects a conversion to post warranty maintenance contracts as the Company's system installations age past one year. Post warranty maintenance contracts are more costly because replacement parts are no longer covered under the manufacturer's warranty. As a result, cost of services as a percentage of service revenues increased from 37% for the three months ended September 30, 1995 to 39% for the three months ended September 30, 1996.

Selling Expenses

Selling expenses for the three months ended September 30, 1996 decreased by $108,910 or 44% from $245,246 to $136,336 for the three months ended September 30, 1995. The decrease was primarily the result of reduced payroll and related expenses of approximately $75,000 due to reductions of two personnel in sales and one person in marketing compared to September 1995 and approximately $26,000 for marketing expenses which were incurred during the three months ended September 30, 1995 but not repeated since the Company was experiencing liquidity problems in the first quarter of Fiscal 1997. As a result of the Company's recent initial public offering, such liquidity problems have been alleviated and the Company expects to increase its marketing activities in the last three quarters of Fiscal 1997. See "Liquidity and Capital Resources."

 General and Administrative Expenses

General and administrative expenses consist of administrative expenses and customer support expenses. Administrative expenses decreased 24% or $114,463 from $470,638 for the three months ended September 30, 1995 to $356,174 for the three months ended September 30, 1996. The decrease was primarily due to a decrease in personnel related expenses consisting of salaries, benefits and payroll from approximately $347,500 for the three months ended September 30, 1995 to approximately $220,000 for the three months ended September 30, 1996 due to the termination in November 1995 of five administrative personnel, including a Vice President of Business Operations. This decrease was partially offset by a $41,500 increase in legal charges. The remaining reduction in administrative expenses was incurred across most of the remaining administrative accounts as a result of personnel reductions and tighter administrative controls.


Research and Development Expenses

Research and development expenses decreased by 26% or $147,790 from $567,965 for the three months ended September 30, 1995 to $420,175 for the three months ended September 30, 1996. The decrease resulted primarily from a decrease in personnel related costs which was partially offset by increased depreciation charges connected with the Company's renewal of a mainframe lease and higher mainframe software license fees.

Other Revenue and Expenses

Other revenue and expenses consisted mainly of interest expense which increased 143% or $48,368 from $33,787 for the three months ended September 30, 1995 to $82,155 for the three months ended September 30, 1996. This expense was a result of an outstanding bank loan of approximately $220,000 and a bridge loan of approximately $1,500,000, each of which were repaid in October 1996 from the proceeds of the Company's initial public offering.

Net Loss

As a result of the foregoing, the Company's net loss decreased to $764,132 ($.51 per share) during the three months ended September 30, 1996 from $1,181,503 ($.82 per share) for the three months ended September 30, 1995.


Liquidity and Capital Resources

The Company had a working capital deficit of $2,916,791 at September 30, 1996 as compared to a working capital deficit of $1,971,091 at September 30, 1995.

     Total cash used by operating activities during the three month periods ended September 30, 1996 and 1995 was $118,665 and $868,021, respectively. The Company's net losses for these periods were $764,132 and $1,181,503, respectively. The major sources of capital for operating activities during the three month period ended September 30, 1996 included an increase in accounts payable of approximately $270,000 and a reduction of accounts receivable of approximately $331,000 due to increased cash management activities.

Cash used by investing activities for the three month period ended September 30, 1996 and 1995 was $96,012 and $88,226, respectively, incurred primarily in connection with the Company's mainframe lease.

Cash used by financing activities for the three month period ended September 30, 1996 was $201,167 and cash provided by financing activities for the three month period ended September 30, 1995 was $1,506,936. The major use of cash for financing activities during the three month period ended September 30, 1996 was for increases in deferred financing costs in the amount of $229,551, consisting of expenses that were temporarily capitalized until completion of the Company's initial public offering in October 1996.

As of September 30, 1996, the Company had indebtedness outstanding under a short-term secured bank loan in the amount of $240,000. The loan, originally in the amount of $500,000, was subject to a $70,000 principal reduction in September 1994 and further reductions of principal in the amount of $10,000 each month thereafter until maturity. The loan was amended effective June 26, 1996 to increase the monthly payments to $20,000 commencing July 31, 1996 and to extend the maturity date to September 15, 1996. On September 18, 1996, the bank agreed to further amend the loan extending the maturity date to October 31, 1996. The loan, which was secured by substantially all of the Company's assets, was repaid on October 21, 1996 with a portion of the net proceeds of the Company's initial public offering.

As of September 30, 1996, the Company had indebtedness outstanding of $1,500,000 in promissory notes in connection with a bridge financing consummated by the Company on May 28, 1996. The bridge notes bore interest at the rate of 10% per annum and were due and payable upon the earlier of: (a) the closing of the sale of securities or other financing of the Company from which the Company or its subsidiaries receives gross proceeds of at least $2,500,000 or (b) May 28, 1997. Principal and interest due were repaid to the holders of the promissory notes on October 21, 1996 with a portion of the net proceeds of the Company's initial public offering.

During October 1996, the Company completed its initial public offering of 1,066,667 Units (the "Units"), each Unit consisting of two shares of Common Stock and one redeemable common stock purchase warrant. An additional 160,000 Units were sold to cover over-allotments. The Company's aggregate net proceeds of the offering was approximately $8,000,000. Of these net proceeds, approximately $1,500,000 were used to repay the Bridge Notes and accrued interest thereon and approximately $240,000 was used to repay bank indebtedness and accrued interest thereon. The Company intends to utilize the balance of the net proceeds for research and development, significantly increased sales and marketing programs and for general corporate purposes. The research and development expenditures primarily consist of product modifications to support multiple platforms, provide device independence and increase modularity to speed enhancement, and for external contracting of general and vertical market-specific software and additional development of enhancements for the expansion of the Company's products to address the client/server market.

The Company has suffered recurring losses from operations, has negative cash flows from operating activities and had a working capital deficiency as of June 30, 1996. As a result, the Company's independent accountants in their report dated August 2, 1996 on the audited financial statements for the year ended June 30, 1996 included an explanatory paragraph that described factors raising substantial doubt about the Company's ability to continue as a going concern.

The Company believes that the net proceeds of the initial public offering, together with funds generated from operations, will be sufficient to meet the Company's working capital requirements for a period of at least twelve months. Thereafter, additional funds will be required. If the Company has insufficient funds from operations, it will be required to seek additional debt or equity financing. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional funds are not available, the Company's business will be materially adversely affected.

The Company believes that its current corporate infrastructure can support significant increases in sales without proportionate increases in costs. However, there can be no assurances that sales will increase or that any cost advantage will result.

Seasonality and Inflation

        To date, seasonality and inflation have not had a material effect on the Company's operations.

Forward Looking Statements

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause actual results for Fiscal 1997 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, future capital needs, uncertainty of additional funding, variable operating results, lenghthy sales cycles, dependence on the Company's COLD system product, rapid technological change and product development, reliance on single or limited sources of supply, intense competition, recent turnover in management, the Company's ability to manage growth, dependence on signification customers, dependence on key personnel, and the Company's ability to protect its intellectual property. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's securities.

                               PART II - OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits

        10. Amendment to Matthias Lukens employment agreement

        27. Financial Data Schedule

(b)  Reports on form 8-K
        None

                                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Access Solutions International, Inc.


Date: November 22, 1996                    /s/Robert H. Stone
                                           ------------------------------------
                                              Robert H. Stone
                                              President and CEO



Date: November 22, 1996                    /s/Denis L. Marchand
                                           -------------------------------------
                                              Denis L. Marchand
                                              Corporate Controller and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)