Form 10QSB
period 1996-12-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 1997-02-14
CIK 875385

United States

                       Securities and Exchange Commission
                             Washington, D.C. 20549



FORM 10-QSB



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended December 31, 1996



                                       or

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

                                 (401) 295-2691

                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of February 15, 1997 was 3,963,940.

                      Access Solutions International, Inc.

                                      INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE

Item 1.   Financial Statements

          Condensed   balance sheets--December 31, 1996 (unaudited)
          and June 30, 1996                                                3

          Condensed  (unaudited) statements of operations --Three
          months and six months ended  December 31, 1996 and 1995          5

          Condensed  (unaudited)  statements of cash flows -- Six
          months ended December 31, 1996 and 1995                          6

          Notes to unaudited condensed   financial
          statements                                                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                14

Signatures                                                                15

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets



                                                   December 31,        June 30,
                                                       1996              1996
                                                    (Unaudited)

Assets
Current assets:
    Cash                                             $4,136,584        $537,831
    Trade accounts receivable, net allowance for
         doubtful accounts of $38,637 and $50,304,      351,930         426,005
         respectively
    Inventories                                         529,158         504,450
    Prepaid expenses and other current assets           168,323          61,995
                                                   ------------     -----------
    Total current assets                              5,185,995       1,530,281

Fixed assets, net                                       319,354         592,461

Other assets:
    Deposits and other assets                            14,335          90,940
    Remote service inventory, net                        57,878          79,549
    Deferred financing costs                               -            581,065
                                                   ------------     -----------
       Total Other assets                                72,213         751,554
                                                   ------------     -----------
       Total assets                                  $5,577,562      $2,874,296
                                                     ==========      ==========



See notes to unaudited condensed financial statements.


                      Access Solutions International, Inc.
                            Condensed Balance Sheets


                                                                 December 31,            June 30,
                                                                     1996                  1996
                                                                  (Unaudited)

Liabilities and stockholders' deficit Current liabilities:
    Note payable-bank                                          $       -                 $290,000
    Notes payable-bridge                                               -                1,363,973
    Accounts payable                                                   90,615             695,341
    Current installments of capital lease obligations                  24,033              72,562
    Accrued expenses                                                  169,294             163,769
    Accrued salaries and wages                                        187,302             467,234
    Deferred revenue-prepaid service contracts                        418,433             448,492
                                                                      -------             -------


           Total current liabilities                                  889,677           3,501,371

Capital lease obligations, excluding current installments              19,659              31,974
                                                                       ------              ------

           Total liabilities                                          909,336           3,533,345

Stockholders' equity/(deficit):
    Common Stock, $.01 par value, 13,000,000
    shares authorized, 3,965,199 and 1,511,865                         39,652              15,119
    shares issued, respectively.

    Additional paid-in capital                                     17,637,087          10,599,720
    Accumulated deficit                                           (12,990,457)        (11,255,832)
                                                                  ------------        ------------

                                                                    4,686,282            (640,993)
    Treasury stock, at cost (1,259 shares)                            (18,056)            (18,056)
                                                                      --------            --------

           Total stockholders' equity/(deficit)                     4,668,226           ( 659,049)
                                                                   ----------           ----------

           Total liabilities and stockholders'
           equity/(deficit)                                        $5,577,562          $2,874,296
                                                                   ==========          ==========



Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




See notes to unaudited condensed financial statements

                                       Access Solutions International, Inc.
                                  Condensed Statements of Operations (Unaudited)


                                                    For the Three Months                For the Six Months
                                                     Ended December 31,                 Ended December 31,
                                                     1996            1995                1996            1995

Net Sales:

    Products                                        $109,527       $144,624             $281,988       $237,032
    Services                                         171,824        151,311              302,498        293,806
                                                     -------        -------              -------        -------
           Total net sales                           281,351        295,935              584,486        530,838
                                                     -------        -------              -------        -------
 Cost of Sales:
    Products                                          33,940         50,294               54,252         98,724
    Services                                          59,907         70,858              115,265        122,914
                                                      ------         ------              -------        -------
           Total cost of sales                        93,847        121,152              169,517        221,638
                                                      ------        -------              -------        -------

Gross profit                                         187,504        174,783              414,969        309,200
                                                     -------        -------              -------        -------

Operating Expenses:
    General and administrative expense               460,308        789,751              816,482      1,260,389
Research and development expense                     523,353        458,260              943,528      1,026,225
    Selling expense                                  201,146        250,380              337,482        495,626
                                                     -------        -------              -------        -------
           Total operating expenses                1,184,807      1,498,391            2,097,492      2,782,240
                                                   ---------      ---------            ---------      ---------

           Loss from operations                    ( 997,303)    (1,323,608)         ( 1,682,523)    (2,473,040)
                                                   ----------    -----------         ------------    -----------

Other income and expenses:
    Interest income                                   43,144          2,900               46,387          4,615
    Interest expense                                 (16,334)       (77,363)             (98,489)      (111,150)
                                                      -------        -------              -------       --------
           Total other income/(expenses)              26,810        (74,463)             (52,102)      (106,535)
                                                      ------         -------              -------       --------

Net loss                                           ($970,493)   ($1,398,071)         ($1,734,625)   ($2,579,575)
                                                   ==========   ============         ============   ============

Net loss applicable to common stock:
    Net loss                                       ($970,493)   ($1,398,071)         ($1,734,625)   ($2,579,575)
    Accrued dividends on preferred stock                -           (50,000)                 -         (100,000)
                                              -------------         --------    ---------------        ---------

                                                   ($970,493)   ($1,448,071)         ($1,734,625)   ($2,679,575)
                                                   ==========   ============         ============   ============

Net loss per common share                         ($.39)          ($.96)               ($.51)           ($1.79)
                                                  ======          ======              =======           =======

Weighted average number of
common shares                                      2,457,952      1,501,152            3,369,899      1,501,152





See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                       Condensed Statements of Cash Flows
                      For the Six Months Ended December 31,
(Unaudited)
                                                                                   1996                1995
                                                                                   ----                ----
Cash flows from operating activities:
      Net loss                                                               ($1,734,625)         ($2,579,575)
                                                                              -----------         ------------

Adjustments to reconcile net loss to net cash used by operating activities:
      Write-off of capital lease                                                 230,297                  -
      Depreciation and amortization                                               53,178              120,354
      Provision for doubtful accounts                                            (11,667)             (22,358)

      Changes in assets and liabilities:
      (Increase) decrease in:
         Trade accounts receivable                                                85,742              698,009
         Inventories                                                              (3,037)            (134,126)
         Deposits                                                                 76,605                  221
         Prepaid expenses and other current assets                              (106,329)              17,315
      Increase (decrease) in:
         Accounts payable                                                       (604,726)             132,285
         Accrued expenses                                                       (274,407)              91,680
         Deferred revenue - Prepaid service contracts                            (30,059)            (193,975)
                                                                                 --------            ---------

             Total adjustments                                                  (584,403)             709,405
                                                                                ---------             -------

    Cash used by operating activities                                         (2,319,028)          (1,870,170)
                                                                              -----------          -----------

Cash flows from investing activities:
    Additions to fixed assets                                                    (10,367)             (97,836)

    Cash provided/(used) for investing activities                                (10,367)             (97,836)
                                                                                 --------             --------

Cash flows from financing activities:
    Proceeds from related party loans                                               -                 710,415
    Proceeds from bridge loans                                                    37,694            1,300,000
    Repayments of Bridge Loans                                                (1,500,000)                -
    Proceeds from Initial Public Offering                                      9,200,013                 -
    Costs relating to Initial Public Offering                                 (2,039,780)                -
    Repayments on capital lease obligations                                      (60,844)             (68,562)
    Net (payments) borrowings under note payable-bank                           (290,000)             (90,000)
Deferred financing costs                                                         581,065                 -
                                                                                 --------              -------

    Cash provided by financing activities                                      5,928,148            1,851,853
                                                                               ---------           ----------

Net increase/(decrease) in cash                                                3,598,753             (116,153)

Cash, beginning of period                                                        537,831              148,842
                                                                                --------              -------

Cash, end of period                                                           $4,136,584             $ 32,689
                                                                              ===========-           ========


See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. prospectus (Form SB-2) dated October 16, 1996.

2.  Initial Public Offering

On October 21, 1996, Access Solutions International, Inc. consummated an initial public offering of 1,066,667 Units. Each Unit consisted of two shares of Common Stock, $.01 par value per share ("Common Stock") and one redeemable common stock purchase warrant ("Redeemable Warrant"). Each warrant entitles the holder to purchase one share of Common Stock at an initial exercise price of $5.00 per share, subject to adjustments, through October 15, 2001. The shares of Common Stock and Redeemable Warrants comprising the Units are separately tradable commencing upon issuance. An Over-Allotment Option to purchase an additional 160,000 Units upon the same terms and conditions set forth above was exercised by the Underwriter on October 29, 1996. An aggregate of 2,453,334 shares of Common Stock and 1,226,667 Redeemable Warrants were issued by the Company, resulting in net proceeds of $7,949,048.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's sales consist of sales of products and services. Products sold by the Company consist of COLD systems, software and hardgoods including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by the Company include post-installation maintenance and support. The Company recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. The Company sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. The Company recognizes revenue from service contracts on a straight line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of December 31, 1996, the Company had deferred revenue in the amount of $418,433.


The Company's operating results have in the past and may in the future fluctuate significantly depending upon a variety of factors which vary substantially over time, including industry conditions; the timing of orders from customers; the timing of new product introductions by the Company and competitors; customer acceleration, cancellation or delay of shipments; the length of sales cycles; the level and timing of selling, general and administrative and research and development expenses; specific feature needs of customers; and production delays. A substantial portion of the Company's quarterly revenues are derived from the sale of a relatively small number of COLD systems which range in price from approximately $150,000 to $900,000. As a result, the timing of recognition of revenue from a single product order has in the past and may in the future have a significant impact on the Company's net sales and operating results for particular financial periods. This volatility is counter-balanced by the increase in sales of annual service contracts which generally accompanies an increase in systems sales. The revenue from service contracts is recognized on a straight line basis over the term of the contract.

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

The Company has historically incurred net losses and anticipates that further net losses will be incurred prior to the time, if ever, that the Company achieves profitability. However, the Company has recently taken certain steps intended to limit the incurrence of future net losses. Such steps include: (i) the retention in January 1996 of Hector D. Wiltshire as interim President and Chief Executive Officer and the subsequent hiring in August 1996 of Robert H. Stone as President and Chief Executive Officer; (ii) the recapitalization of the Company in January 1996, consisting of a one-to-74 reverse stock split and the conversion of certain debt and warrants into common stock; (iii) the November l995 reduction in the Company's workforce from 52 to 28 full-time employees as of December 31, 1996; (iv) other reductions in overhead costs and expenses; and
(v) the administration of tighter internal controls with respect to preservation of the integrity of the Company's proprietary software products. The immediate effect realized by the implementation of these measures was to reduce average monthly operating expenses during the period from January through June 1996 to approximately $317,000, exclusive of the cost associated with shares granted to an officer in January 1996. During the first half of Fiscal 1996, average operating expenses approximated $475,000 per month. While no assurance can be given that such steps will be sufficient to limit losses which may be incurred in the future, the Company believes that such steps, when fully implemented, may enable the Company to realize improved operating results. The Company does not believe that these steps, particularly the reduction in the workforce, have to date or will in the future materially adversely impact the Company's revenues and earnings. Of the 24 employees terminated, five were salespersons, five were field support personnel, nine were product development personnel and five were administrative staff. Many of the sales and field support employees had been hired early in 1995 in anticipation of increased sales which did not materialize. The terminated product development personnel were working on new products which the Company determined would not be completed. As a result of the foregoing, the reduction in workforce has not materially adversely affected the Company's operations. As of December 31, 1996, the Company had 28 employees.

Recent Development

On January 7, 1997, the Company and PaperClip Software, Inc. ("PaperClip") entered into an agreement in principle for the Company to acquire substantially all the assets of PaperClip. Consummation of these transactions is subject to various conditions, including the execution of a definitive agreement and requisite shareholder approval. Under the agreement, the Company will acquire substantially all of the assets of PaperClip and will assume certain liabilities for a total purchase price of approximately $5.79 million. The purchase price will be paid by delivery of approximately 1,544,000 shares of the Company's common stock plus an equivalent number of the Company's Class B Warrants. Each Warrant will entitle the holder to purchase one share of the Company's common stock at an exercise price of $6.00 per share. On January 29, 1997, the Company provided a bridge loan of $300,000 to PaperClip for use as operating capital in exchange for a convertible note from PaperClip. After these transactions, the Company and PaperClip products and businesses will be strategically and operationally combined under the name Access Solutions International, Inc. The PaperClip product name will be retained. In addition, PaperClip will have the right to designate one member to the Company's board of directors.

Results of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.

Three Months and Six Months Ended December 31, 1995 Compared to Three Months and Six Months Ended December 31, 1996

Net Sales

Net sales for the three months ended December 31, 1995 were $295,935 compared with $281,351 for the three months ended December 31, 1996, a decrease of $14,584 or 5%, and $530,838 for the six months ended December 31, 1995, compared with $584,486 for the six months ended December 31, 1996, an increase of $53,648 or 10%. Product sales were $144,624 for the second quarter of Fiscal 1996 compared with $109,527 for the second quarter of Fiscal 1997, a decrease of $35,096 or 24%, and $237,032 for the six months ended December 31, 1995 compared with $281,988 for the six months ended December 31, 1996, an increase of $44,956 or 19%. Product sales decreased for the second quarter because customers delayed ordering hardware upgrades in anticipation of software enhancements which are scheduled to be released in the third and fourth quarters. Product sales consisted chiefly of media sales and upgrades to existing customer installations that had exceeded present data storage capacities. Service revenues were $151,311 for the second quarter of Fiscal 1996, compared with $171,824 for the second quarter of Fiscal 1997, an increase of $20,512 or 14%, and $293,806 for the six months ended December 31, 1995 compared with $302,498 for the six months ended December 31, 1996, an increase of $8,692 or 3%. The increases in service revenues were attributable to the sale of additional maintenance contracts on upgrades to customer installations.

Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate decreased 23% from $121,152 for the three months ended December 31, 1995 to $93,847 for the three months ended December 31, 1996 and decreased 24% from $221,638 for the six months ended December 31, 1995 to $169,517 for the six months ended December 31, 1996 against higher sales. This was primarily due to higher margins on both product and service sales. In addition, cost of sales as a percentage of sales decreased from 47% for the three months ended December 31, 1995 to 35% for the three months ended December 31, 1996 and decreased from 42% for the six months ended December 31, 1995 to 29% for the six months ended December 31, 1996.

The cost of product sales decreased 33% from $50,294 for the three months ended December 31, 1995 to $33,940 for the three months ended December 31, 1996 and decreased 45% from $98,724 for the six months ended December 31, 1995 to $54,252 for the six months ended December 31, 1996 due to sales of higher margin hardware and software. As a result, cost of product sales as a percentage of product revenues decreased from 35% for the three months ended December 31, 1995 to 31% for the three months ended December 31, 1996, and from 42% for the six months ended December 31, 1995 to 19% for the six months ended December 31, 1996. The cost of services decreased by 12% from $70,858 for the three months ended December 31, 1995 to $59,907 for the three months ended December 31, 1996 and decreased by 6% from $122,914 for the six months ended December 31, 1995 to $115,265 for the six months ended December 31, 1996 These decreases reflect greater in-house coverage of contracts by Company personnel. As a result, cost of services as a percentage of service revenues decreased from 47% for the three months ended December 31, 1995 to 35% for the three months ended December 31, 1996, and 42% for the six months ended December 31, 1995 to 38% for the six months ended December 31, 1996.

 General and Administrative Expenses

General and administrative expenses consist of administrative expenses and customer support expenses. General and administrative expenses decreased 42% or $329,444 from $789,751 for the three months ended December 31, 1995 to $460,308 for the three months ended December 31, 1996 and decreased 35% or $443,907 from $1,260,389 for the six months ended December 31, 1995 to $816,482 for the six months ended December 31, 1996. The decreases were primarily due to higher legal and accounting expenses from an abandoned IPO in the second quarter of Fiscal 1996, nonrecurring severance and accrued stock compensation expenses from the same period, and reduced Customer Service personnel and commission expenses in the second quarter of Fiscal 1997.


Research and Development Expenses

Research and development expenses increased by 14% or $65,093 from $458,260 for the three months ended December 31, 1995 to $523,353 for the three months ended December 31, 1996 and decreased by 8% or $82,697 from $1,026,225 for the six months ended December 31, 1995 to $943,528 for the six months ended December 31, 1996. The increase during the second quarter of Fiscal 97 resulted primarily from an increase in consulting expenses related to accelerating completion of vertical market enhancements to the Company's COLD products.

Selling Expenses

Selling expenses decreased by $49,234 or 20% from $250,380 for the three months ended December 31, 1995 to $201,146 for the three months ended December 31, 1996 and decreased by $158,144 or 32% from $495,626 for the six months ended December 31, 1995 to $337,482 for the six months ended December 31, 1996. The decreases were primarily the result of reduced commission expense and lower trade show and seminar expenses.

Other Income and Expenses

Other income and expenses consisted of interest expense which decreased 79% or $61,030 from $77,363 for the three months ended December 31, 1995 to $16,334 for the three months ended December 31, 1996 and 11% or $12,661 from $111,150 for the six months ended December 31, 1995 to $98,489 for the six months ended December 31, 1996. These expense reductions were the result of reduced loans outstanding. A bank loan of approximately $220,000 and a bridge loan of approximately $1,500,000 were repaid in October, 1996 from the proceeds of the Company's initial public offering. Interest income increased by $40,243 from $2,900 for the three months ended December 31, 1995 to $43,144 for the three months ended December 31, 1996 and by $41,772 from $4,615 for the six months ended December 31, 1995 to $46,387 for the six months ended December 31, 1996, in each case as a result of investment earnings from the proceeds of the Company's initial public offering.

Net Loss

As a result of the foregoing, the Company's net loss decreased from $1,448,071 ($.96 per share on 1,501,152 weighted average shares outstanding) for the three months ended December 31, 1995 to $970,493 ($.39 per share on 2,457,952 weighted average shares outstanding) during the three months ended December 31, 1996 and decreased from a loss of $2,679,575 ($1.79 per share on 1,501,152 weighted average shares outstanding) for the six months ended December 31, 1995 to $1,734,625 ($.51 per share on 3,369,899 weighted average shares outstanding) for the six months ended December 31, 1996.

Liquidity and Capital Resources

The Company had a working capital surplus of $4,296,318 at December 31, 1996 as compared to a working capital deficit of $1,971,090 at December 31, 1995.

Total  cash used by  operating  activities  during the six month  periods  ended
December 31, 1996 and 1995 was  $2,319,028  and  $1,870,170,  respectively.  The
Company's net losses for these periods were $1,734,625 and $2,579,575, respectively. The major uses of capital for operating activities during the six month period ended December 31, 1996 included accounts payable of approximately $605,000 and accrued expenses of approximately $274,000.

Cash used by investing activities for the six month period ended December 31, 1996 and 1995 was $10,367 and $97,836, respectively, incurred in connection with the Company's mainframe lease.

Cash provided by financing activities was $5,928,148 for the six month period ended December 31, 1996 and $1,851,853 for the six month period ended December 31, 1995. The major source of cash for financing activities during the six month period ended December 31, 1996 consisted of proceeds from the Company's $9.2 million initial public offering (see below), which was offset by IPO related expenses totaling approximately $2 million. In addition, approximately $1,500,000 of the remaining proceeds was used to repay bridge loan principal and accrued interest thereon and $220,000 was used to repay an outstanding bank loan and accrued interest thereon. Installment payments on this loan totaling approximately $70,000 were made in Fiscal 97 prior to completion of the IPO.

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

The Company has suffered recurring losses from operations and has negative cash flows from operating activities. As a result, the Company's independent accountants in their report dated August 2, 1996 on the audited financial statements for the year ended June 30, 1996 included an explanatory paragraph that described factors raising substantial doubt about the Company's ability to continue as a going concern.

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

As discussed under Recent Developments, the Company entered into an agreement in principle to acquire substantially all the assets of PaperClip Software, Inc. ("PaperClip"). If completed, the purchase would be executed solely by the issuance of stock and warrants of the Company. In addition, pursuant to the agreement, on January 29, 1997, the Company made a loan to PaperClip in the amount of $300,000. The loan is secured by a first priority interest in all of PaperClip's assets and is evidenced by a convertible promissory note due in one year from the date of issuance and bears interest at the rate of 12% per annum, payable quarterly, and permits conversion of all or a part of the outstanding principal at any time at the Company's option at a conversion price of $.25 per share of PaperClip's stock. While the acquisition will not require a cash payment, it is anticipated that cash outlays in addition to the aforementioned loan will be required to complete the acquisition as follows; (i) satisfaction of PaperClip's liabilities, in excess of $400,000 over a period of approximately six months (which is net of the potential collection of approximately $200,000 in receivables and does not include the undetermined cost of employee severances and settlements which may be required to transfer employees to the new Company);
(ii) payment of professional fees of approximately $150,000 for legal and accounting work; and (iii) consulting and printing fees of approximately $145,000 and travel expenses of approximately $10,000.

Seasonality and Inflation

To date, seasonality and inflation have not had a material effect on the Company's operations.

Forward Looking Statements

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause actual results for Fiscal 1997 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, future capital needs, uncertainty of additional funding, variable operating results, lengthy sales cycles, dependence on the Company's COLD system product, rapid technological change and product development, reliance on single or limited sources of supply, intense competition, recent turnover in management, the Company's ability to manage growth, dependence on significant customers, dependence on key personnel, and the Company's ability to protect its intellectual property. See "Risk Factors" in the Company's Prospectus dated October 16, 1996. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's securities. In addition, the Company's proposed acquisition involves numerous risks and uncertainties including the potential inability to integrate successfully the operations and services of the acquired businesses and the diversion of management's attention from other business concerns. There can be no assurances that the Company will complete its proposed acquisition or that, if completed, it will be successfully integrated into the Company's operations or provide an acceptable return on the Company's investment.

                           PART II - OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits

     10.1 Letter agreement dated January 28, 1997, amending the Employment Agreement dated September 1995, between the Company and Matthias E. Lukens, Jr.

     10.2 Letter of intent dated January 2, 1997, between the Company and PaperClip Software, Inc.

     10.3 Letter agreement dated January 31, 1997, amending the letter of intent between the Company and PaperClip Software, Inc. dated January 2, 1997.

     10.4 $300,000 Convertible Promissory Note dated January 29, 1997, issued by PaperClip Software, Inc. to the Company.

     10.5 Registration Rights Agreement dated January 29, 1997, between the Company and PaperClip Software, Inc.


(b)  Reports on Form 8-K
         None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Access Solutions International, Inc.


Date: February 14, 1997,                   /s/Robert  H. Stone
                                           ____________________________________
                                              Robert  H. Stone
                                              President and CEO





Date: February 14, 1997                    /s/Denis L. Marchand
                                           ____________________________________
                                              Denis L. Marchand
                                              Corporate Controller and Chief
                                                Accounting Officer
                                              (Principal Accounting Officer)