Form 10QSB/A
period 1996-12-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 1997-04-16
CIK 875385

United States


                       Securities and Exchange Commission
                             Washington, D.C. 20549

FORM 10-QSB/A


(Mark One)

[ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended December 31, 1996

                                       or

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

                                 (401) 295-2691

                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the issuer's Common Stock, $.01 per value, outstanding as of February 15, 1997 was 3,963,940.

Item 6.   Exhibits and Reports on Form 8-K.

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

          10.5 Registration Rights Agreement dated January 29,1 997, between the Company and PaperClip Software, Inc.

          27.  Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Access Solutions International, Inc.



                                          /s/Robert H. Stone
Dated:  February 14, 1997                 ------------------------------------
                                             Robert H. Stone
                                             President and CEO


                                          /s/Denis L. Marchand
Dated:  February 14, 1997                 ------------------------------------
                                             Denis L. Marchand
                                             Corporate Controller and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)