Form 10QSB
period 1997-03-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 1997-05-14
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549



FORM 10-QSB



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 1997



                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                        For the transition period from to



Commission file number 0-28920



                      Access Solutions International, Inc.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)



       Delaware                                                  05-0426298
       --------                                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                650 Ten Rod Road
                            North Kingstown, RI 02852
                            -------------------------
                    (Address of principal executive offices)

                                 (401) 295-2691
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of April 12, 1997 was 3,963,940.

                      Access Solutions International, Inc.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                        PAGE

Item 1.    Financial Statements

           Condensed   balance sheets--March 31, 1997 (unaudited)
           and June 30, 1996                                               3

           Condensed  (unaudited) statements of operations --Three         5
           months and nine months ended  March 31, 1997 and 1996


           Condensed  (unaudited)  statements of cash flows -- Nine
           months ended March 31, 1997 and 1996                            6

           Notes to unaudited condensed   financial
           statements                                                      7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               14

Signatures                                                                15

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets



                                                                    March 31,            June 30,
                                                                     1997                  1996
                                                                  (Unaudited)

Assets
Current assets:
    Cash                                                           $3,219,987            $537,831
    Trade accounts receivable, net allowance for
         doubtful accounts of $38,612 and $50,304,                    121,770             426,005
         respectively
    Notes receivable - PaperClip                                      300,000                -
    Inventories                                                       511,989             504,450
    Prepaid expenses and other current assets                         254,529              61,995
                                                                      -------              ------

    Total current assets                                            4,408,275           1,530,281

Fixed assets, net                                                     342,678             592,461

Other assets:

    Deposits and other assets                                          12,604              90,940
    Remote service inventory, net                                      51,240              79,549
    Deferred financing costs                                             -                581,065
                                                                 ------------             -------


       Total other assets                                              63,844             751,554
                                                                       ------             -------

       Total assets                                                $4,814,797          $2,874,296
                                                                   ==========          ==========



See notes to unaudited condensed financial statements.


                      Access Solutions International, Inc.
                            Condensed Balance Sheets


                                                                    March 31,            June 30,
                                                                     1997                  1996
                                                                  (Unaudited)

Liabilities and stockholders' equity/(deficit)
Current liabilities:
    Note payable-bank                                          $       -                 $290,000
    Notes payable-bridge                                               -                1,363,973
    Accounts payable                                                  183,979             695,341
    Current installments of capital lease obligations                  24,638              72,562
    Accrued expenses                                                  153,366             163,769
    Accrued salaries and wages                                        159,805             467,234
    Deferred revenue-prepaid service contracts                        366,766             448,492
                                                                      -------             -------


           Total current liabilities                                  888,554           3,501,371

Capital lease obligations, excluding current installments              13,268              31,974
                                                                       ------              ------

           Total liabilities                                          901,822           3,533,345
                                                                     --------           ---------

Stockholders' equity/(deficit):
    Common Stock, $.01 par value, 13,000,000
    shares authorized, 3,965,199 and 1,511,865                         39,652              15,119
    shares issued, respectively.

    Additional paid-in capital                                     17,637,087          10,599,720
    Accumulated deficit                                           (13,745,708)        (11,255,832)
                                                                  ------------        ------------

                                                                    3,931,031            (640,993)
    Treasury stock, at cost (1,259 shares)                            (18,056)            (18,056)
                                                                      --------            --------

           Total stockholders' equity/(deficit)                     3,912,975           ( 659,049)
                                                                   ----------           ----------

           Total liabilities and stockholders'
           equity/(deficit)                                        $4,814,797          $2,874,296
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




See notes to unaudited condensed financial statements

                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)


                                                     For the Three Months                For the Nine Months
                                                     Ended March  31,                    Ended March 31,
                                                     1997            1996                1997            1996

Net Sales:
    Products                                         $83,318       $940,638             $365,306     $1,177,670
    Services                                         137,128        146,451              439,626        440,257
                                                     -------        -------              -------        -------
           Total net sales                           220,446      1,087,089              804,932      1,617,927
                                                     -------      ---------              -------      ---------
 Cost of Sales:
    Products                                          54,866        225,199              109,118        323,923
    Services                                          60,537         67,958              175,802        190,872
                                                      ------         ------              -------        -------
           Total cost of sales                       115,403        293,157              284,920        514,795
                                                     -------        -------              -------        -------

Gross profit                                         105,043        793,932              520,012      1,103,132
                                                     -------        -------              -------      ---------

Operating Expenses:
    General and administrative expense               453,480      1,106,941            1,269,962      2,367,330
    Research and development expense                 320,886        351,236            1,264,414      1,377,461
    Selling expense                                  126,208        221,931              463,690        717,557
                                                     -------        -------              -------        -------
           Total operating expenses                  900,574      1,680,108            2,998,066      4,462,348
                                                     -------      ---------            ---------      ---------

           Loss from operations                    ( 795,531)      (886,176)         ( 2,478,054)    (3,359,216)
                                                   ----------      ---------         ------------    -----------

Other income and expenses:
    Interest income                                   40,959          2,441               87,346          7,056
    Interest expense                                    (679)       (51,869)             (99,168)      (163,018)
                                                     --------        -------              -------       --------
           Total other income/(expenses)              40,280        (49,428)             (11,822)      (155,962)
                                                      ------         -------              -------       --------

Loss before extraordinary gain                      (755,251)      (935,604)          (2,489,876)    (3,515,178)
Extraordinary gain on debt restructuring                -           320,387                 -           320,387
                                               -------------        -------      ---------------        -------
Net loss                                           ($755,251)     ($615,217)         ($2,489,876)   ($3,194,791)
                                                   ==========     ==========         ============   ============

Net loss applicable to common stock:
    Net loss                                       ($755,251)     ($615,217)         ($2,489,876)   ($3,194,791)
    Accrued dividends on preferred stock                -            (8,890)                -          (108,890)
                                              -------------          -------   ----------------        ---------
                                                   ($755,251)     ($624,107)         ($2,489,876)   ($3,303,681)
                                                   ==========     ==========         ============   ============
Net loss per common share:
    Loss before extraordinary item                ($.19)          ($.63)               ($.84)           ($2.43)
    Extraordinary item                                -             .21                     -              .21
                                                  ---------      --------               --------        -------
                                                  ($.19)          ($.42)               ($.84)           ($2.22)
                                                  ======         =======              =======           =======

Weighted average number of
common shares                                      3,963,940      1,501,152            2,953,033      1,501,152




See notes to unaudited condensed financial statements.


                                               Access Solutions International, Inc.
                                                 Condensed Statements of Cash Flows
                                               For the Nine Months Ended March 31,
(Unaudited)
                                                                                   1997                1996
                                                                                   ----                ----
Cash flows from operating activities:
      Net loss                                                               ($2,489,876)         ($3,194,791)
                                                                             -----------           -----------

Adjustments to reconcile net loss to net cash used by operating activities:

      Write-off of capital lease                                                 197,371                 -
      Depreciation and amortization                                               97,167              185,724
      Provision for doubtful accounts                                            (11,692)             (22,858)
      Stock compensation award                                                      -                 424,830
      Debt restructuring gain                                                       -                (320,387)
      Interest expense settled with issuance of common stock                        -                  62,129
      Other expenses settled with issuance of common stock                          -                  36,930

      Changes in assets and liabilities:
      (Increase) decrease in:
         Trade accounts receivable                                               315,927              417,880
         Inventories                                                              20,771               81,209
         Deposits                                                                 78,336                3,603
         Prepaid expenses and other current assets                              (192,534)              26,154
      Increase (decrease) in:
         Accounts payable                                                       (511,362)            (130,506)
         Accrued expenses                                                       (317,832)             330,127
         Deferred revenue - Prepaid service contracts                            (81,726)             (24,011)
                                                                                 --------             --------

             Total adjustments                                                  (405,574)           1,070,824
                                                                                ---------           ---------
         Cash used by operating activities                                    (2,895,450)          (2,123,967)
                                                                              -----------          -----------

    Cash flows from investing activities:
      Additions to fixed assets                                                  (44,756)             (97,837)
      Additions to other assets                                                     -                  (8,124)
      Notes receivable - PaperClip                                              (300,000)               -
                                                                                ---------          -----------

Cash provided/(used) for investing activities                                   (344,756)            (105,961)
                                                                                ---------            ---------
    Cash flows from financing activities:
      Proceeds from related party loans                                             -               2,383,415
      Repayment of related party loans                                              -              (1,173,000)
      Proceeds from Bridge Loans                                                  37,694            1,300,000
      Repayments of Bridge Loans                                              (1,500,000)                -
      Proceeds from Initial Public Offering                                    9,200,013                 -
      Costs relating to Initial Public Offering                               (2,039,780)                -
      Repayments on capital lease obligations                                    (66,630)            (121,490)
      Net (payments) borrowings under note payable-bank                         (290,000)            (120,000)
      Purchase of treasury stock                                                                         (915)
      Deferred financing cost                                                    581,065              (46,275)
                                                                                --------             ---------
      Cash provided by financing activities                                    5,922,362            2,221,735
                                                                               ---------           ----------

    Net increase/(decrease) in cash                                            2,682,156               (8,193)

    Cash, beginning of period                                                    537,831              148,842
                                                                                 -------              -------

    Cash, end of period                                                       $3,219,987            $ 140,649
                                                                              ==========            =========

See notes to unaudited condensed financial statements.


                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. prospectus (Form SB-2) dated October 16, 1996.

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

3.  PaperClip Asset Purchase and Management Agreements

On April 15, 1997, the Company and PaperClip Software, Inc. ("PaperClip") entered into a definitive agreement for the Company to acquire substantially all the assets and liabilities of PaperClip. Consummation of this transaction is subject to various conditions including approval by the PaperClip shareholders. Under the agreement, the Company will acquire substantially all of the assets and assume substantially all of the liabilities of PaperClip for a purchase price of approximately 1,544,000 shares of the Company's common stock plus an equivalent number of the Company's Class B Warrants. Each Class B Warrant will entitle the holder to purchase one share of the Company's common stock at an exercise price of $6.00 per share. On January 29, 1997, the Company provided a $300,000 bridge loan to PaperClip for use as operating capital in exchange for a convertible note from PaperClip.

On April 15, 1997, the Company and PaperClip also entered a management agreement which allows the Company to manage the day to day operations of PaperClip until the closing of the acquisition or the termination of the asset purchase agreement. The management agreement designates the Company as Manager responsible for the management of the day-to-day operations of the Business, subject at all times to the supervision and control of PaperClip and the terms of the management agreement. Under the agreement, PaperClip is required to pay the Company a management fee of $50,000 per month up to a maximum amount of $300,000 and thereafter pay the amount of $1 per month.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's sales consist of sales of products and services. Products sold by the Company consist of COLD systems, software and hardgoods including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by the Company include post-installation maintenance and support. The Company recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. The Company sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. The Company recognizes revenue from service contracts on a straight line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of March 31, 1997, the Company had deferred revenue in the amount of $366,766.

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

The Company has historically incurred net losses and anticipates that further net losses will be incurred prior to the time, if ever, that the Company achieves profitability. However, the Company took certain steps in Fiscal 1996 intended to limit the incurrence of future net losses. Such steps include: (i) the retention in January 1996 of Hector D. Wiltshire as interim President and Chief Executive Officer and the subsequent hiring in August 1996 of Robert H. Stone as President and Chief Executive Officer; (ii) the recapitalization of the Company in January 1996, consisting of a one-to-74 reverse stock split and the conversion of certain debt and warrants into common stock; (iii) the November l995 reduction in the Company's workforce; (iv) other reductions in overhead costs and expenses; and (v) the administration of tighter internal controls with respect to preservation of the integrity of the Company's proprietary software products. The immediate effect realized by the implementation of these measures was to reduce average monthly operating expenses during the period from January through June 1996 to approximately $317,000, exclusive of the cost associated with shares granted to an officer in January 1996. Average operating expenses for the nine months ended March 31, 1997 averaged approximately $330,000 per month. During the first half of Fiscal 1996, average operating expenses approximated $475,000 per month. The Company does not believe that these steps, particularly the reduction in the workforce, have to date or will in the future materially adversely impact the Company's revenues and earnings. Of the 24 employees terminated in November, 1995, five were salespersons, five were field support personnel, nine were product development personnel and five were administrative staff. Many of the sales and field support employees had been hired early in 1995 in anticipation of increased sales which did not materialize. The terminated product development personnel were working on new products which the Company determined would not be completed. As a result of the foregoing, the reduction in workforce has not materially adversely affected the Company's operations. As of March 31, 1997, the Company had 26 employees.

Recent Development

On April 15, 1997, the Company and PaperClip Software, Inc. ("PaperClip") entered into a definitive agreement for the Company to acquire substantially all the assets and liabilities of PaperClip. Consummation of this transaction is subject to various conditions including approval by the PaperClip shareholders. Under the agreement, the Company will acquire substantially all of the assets and assume substantially all of the liabilities of PaperClip for a purchase price of approximately 1,544,000 shares of the Company's common stock plus an equivalent number of the Company's Class B Warrants. Each Class B Warrant will entitle the holder to purchase one share of the Company's common stock at an exercise price of $6.00 per share. On January 29, 1997, the Company provided a $300,000 bridge loan to PaperClip for use as operating capital in exchange for a convertible note from PaperClip. After consummation of the acquisition, the Company's and PaperClip's products and businesses will be strategically and operationally combined under the name Access Solutions International, Inc. The PaperClip product name will be retained. In addition, PaperClip will have the right to designate one member to the Company's board of directors.

On April 15, 1997 , the Company and PaperClip also entered a management agreement which allows the Company to manage the day to day operations of PaperClip until the closing of the acquisition or the termination of the asset purchase agreement.

See Note 3 to the Unaudited Condensed Financial Statements.

Results of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.

Three Months and Nine Months Ended March 31, 1997 Compared to Three Months and Nine Months Ended March 31, 1996

Net Sales

Net sales for the three months ended March 31, 1997 were $220,446 compared with $1,087,089 for the three months ended March 31, 1996, a decrease of $866,643 or 80%, and $804,932 for the nine months ended March 31, 1997, compared with $1,617,927 for the nine months ended March 31, 1996, a decrease of $812,995 or 50%. Product sales were $83,318 for the third quarter of Fiscal 1997 compared with $940,638 for the third quarter of Fiscal 1996, a decrease of $857,320 or 91%, and $365,306 for the nine months ended March 31, 1997 compared with $1,177,670 for the nine months ended March 31, 1996, a decrease of $812,364 or 69%. Product sales decreased because the Fiscal 1996 third quarter included a major sale of a large optical archiving system and there were no such sales in the Fiscal 1997 periods. Service revenues were $137,128 for the third quarter of Fiscal 1997, compared with $146,451 for the third quarter of Fiscal 1996, a decrease of $9,323 or 6%, and $439,626 for the nine months ended March 31, 1997 compared with $440,257 for the nine months ended March 31, 1996, a decrease of $631. The decreases in service revenues were attributable to the sale of consulting services for facility moves in Fiscal 1996 which did not reoccur in Fiscal 1997.

Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate decreased 61% to $115,403 for the three months ended March 31, 1997 from $293,157 for the three months ended March 31, 1996 and decreased 45% to $284,920 for the nine months ended March 31, 1997 from $514,795 for the nine months ended March 31, 1996 in each case as a result of lower sales. In addition, cost of sales as a percentage of sales decreased to 52% for the three months ended March 31, 1997 from 27% for the three months ended March 31, 1996 and decreased to 35% for the nine months ended March 31, 1997 from 32% for the nine months ended March 31, 1996. Sales in Fiscal 1996 consisted primarily of a large system sale which carried a higher margin than service and product sales.

The cost of product sales decreased 76% to $54,866 for the three months ended March 31, 1997 from $225,199 for the three months ended March 31, 1996 and decreased 66% to $109,118 for the nine months ended March 31, 1997 from $323,923 for the nine months ended March 31, 1996, in each case due to lower sales. Cost of product sales as a percentage of product revenues increased to 66% for the three months ended March 31, 1997 from 24% for the three months ended March 31, 1996, and to 30% for the nine months ended March 31, 1997 from 28% for the nine months ended March 31, 1996. The increases in costs of sales in both cases were the result of lower margins. The cost of services decreased by 11% to $60,537 for the three months ended March 31, 1997 from $67,958 for the three months ended March 31, 1996 and decreased by 8% to $175,802 for the nine months ended March 31, 1997 from $190,872 for the nine months ended March 31, 1996. These decreases reflect overhead reductions in Customer Service. As a result, cost of services as a percentage of service revenues decreased to 44% for the three months ended March 31, 1997 from 46% for the three months ended March 31, 1996, and 40% for the nine months ended March 31, 1997 from 43% for the nine months ended March 31, 1996.

General and Administrative Expenses

General and administrative expenses consist of administrative expenses and customer support expenses. General and administrative expenses decreased 59% or $653,461 to $453,480 for the three months ended March 31, 1997 from $1,106,941 for the three months ended March 31, 1996 and decreased 46% or $1,097,368 to $1,269,962 for the nine months ended March 31, 1997 from $2,367,330 for the nine months ended March 31, 1996. The decreases were primarily due to certain nonrecurring expenses from the Company's reorganization in January 1996, including accrued stock compensation expensed for Hector Wiltshire in the amount of $744,000, repurchases of anti-dilution rights in the amount of $85,000. and realized reductions in year-to-date payroll and accrued severance due to personnel terminations in the second quarter of Fiscal 1997.

Research and Development Expenses

Research and development expenses decreased by 9% or $30,350 to $320,886 for the three months ended March 31, 1997 from $351,236 for the three months ended March 31, 1996 and decreased by 8% or $113,047 to $1,264,414 for the nine months ended March 31, 1997 from $1,377,461 for the nine months ended March 31, 1996. The decrease in research and development was primarily due to payroll reductions during the second quarter of Fiscal 97 which was partly offset by increased expense relating to the renewal of the Company's mainframe capital lease to a shorter term operating lease.

Selling Expenses

Selling expenses decreased by $95,723 or 43% to $126,208 for the three months ended March 31, 1997 from $221,931 for the three months ended March 31, 1996 and decreased by $253,867 or 35% to $463,690 for the nine months ended March 31, 1997 from $717,557 for the nine months ended March 31, 1996. The decreases were primarily the result of reduced commission expense and lower trade show and seminar expenses.

Other Income and Expenses

Other income and expenses consisted of interest expense which decreased 99% or $51,190 to $679 for the three months ended March 31, 1997 from $51,689 for the three months ended March 31, 1996 and 39% or $63,851 to $99,168 for the nine months ended March 31, 1997 from $163,018 for the nine months ended March 31, 1996. These expense reductions were the result of reduced loans outstanding. A bank loan of approximately $220,000 and a bridge loan of approximately
$1,500,000 were repaid in October 1996 from the proceeds of the Company's initial public offering. Interest income increased by $38,518 to $40,959 for the three months ended March 31, 1997 from $2,441 for the three months ended March 31, 1996 and by $80,290 to $87,346 for the nine months ended March 31, 1997 from $7,056 for the nine months ended March 31, 1996, in each case as a result of investment earnings from the proceeds of the Company's initial public offering.

Net Loss

As a result of the foregoing, the Company's net loss increased to $755,251 ($.19 per share on 3,963,940 weighted average shares outstanding) for the three months ended March 31, 1997 from $615,217 ($.42 per share on 1,501,152 weighted average shares outstanding) during the three months ended March 31, 1996 and decreased to a loss of $2,489,876 ($.84 per share on 2,953,033 weighted average shares outstanding) for the nine months ended March 31, 1997 from $3,194,791 ($2.43 per share on 1,501,152 weighted average shares outstanding) for the nine months ended March 31, 1996.

Liquidity and Capital Resources

The Company had a working capital surplus of $3,519,721 at March 31, 1997 as compared to a working capital deficit of $1,971,090 at June 30, 1996.

Total cash used by operating activities during the nine month periods ended March 31, 1997 and 1996 was $2,895,450 and $2,123,967, respectively. The
Company's net losses for these periods were $2,489,876 and $3,194,791 respectively. In addition to funding the Company's net loss, the major uses of capital for operating activities during the nine month period ended March 31, 1997 included reducing accounts payable by approximately $511,000 and accrued expenses by approximately $318,000. The reduction in accounts receivable was the Company's major source of cash from operating activities.

Cash used by investing activities for the nine month periods ended March 31, 1997 and 1996 was $344,756 and $105,961, respectively. The major use of cash for investing activities in Fiscal 1997 was a $300,000 loan to PaperClip (see "Recent Development" above).

Cash provided by financing activities was $5,922,362 for the nine month period ended March 31, 1997 and $2,221,735 for the nine month period ended March 31, 1996. The major source of cash for financing activities during the nine month period ended March 31, 1997 consisted of proceeds from the Company's $9,200,000 initial public offering ("IPO") (see below), which was partially offset by IPO related expenses totaling approximately $2,000,000. In addition, approximately $1,500,000 of the remaining proceeds was used to repay bridge loan principal and accrued interest thereon and $220,000 was used to repay an outstanding bank loan and accrued interest thereon. Installment payments on this loan totaling approximately $70,000 were made in Fiscal 1997 prior to completion of the IPO.

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

The Company has suffered recurring losses from operations and has negative cash flows from operating activities. As a result, the Company's independent accountants in their report dated August 2, 1997 on the audited financial statements for the year ended June 30, 1996 included an explanatory paragraph that described factors raising substantial doubt about the Company's ability to continue as a going concern.

The Company believes that the remaining net proceeds of the initial public offering, together with funds generated from operations, will be sufficient to meet the Company's working capital requirements for a period of at least nine months. Thereafter, additional funds will be required. If the Company has insufficient funds from operations, it will be required to seek additional debt or equity financing. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional funds are not available, the Company's business will be materially adversely affected.

The Company believes that its current corporate infrastructure can support significant increases in sales without proportionate increases in costs. However, there can be no assurances that sales will increase or that any cost advantage will result.

As discussed under Recent Development, the Company entered into an agreement to acquire substantially all the assets and liabilities of PaperClip. If completed, the purchase price would be paid by the issuance of stock and warrants of the Company and up to $129,000 in cash in the event that the Company elects under the agreement to require PaperClip to prepay its outstanding convertible notes, in which case the Company is required to pay PaperClip in cash any amounts needed to meet the repayment obligations. In addition, on January 29, 1997, the Company made a loan to PaperClip in the amount of $300,000. The loan is secured by a first priority interest in all of PaperClip's assets and is evidenced by a convertible promissory note due one year from the date of issuance and bears interest at the rate of 12% per annum, payable quarterly, and permits conversion of all or a part of the outstanding principal at any time at the Company's option at a conversion price of $.25 per share of PaperClip's stock. While the acquisition will not require a cash payment other than the repayment obligation described above, it is anticipated that cash outlays in addition to the aforementioned loan will be required to complete the acquisition as follows; (i) satisfaction of PaperClip's liabilities of approximately $1,300,000; (ii) payment of professional fees of approximately $400,000 for legal and accounting work; and (iii) consulting fees of approximately $65,000 and travel expenses of approximately $10,000.

Seasonality and Inflation

To date, seasonality and inflation have not had a material effect on the Company's operations.

Forward Looking Statements

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause actual results for Fiscal 1997 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, future capital needs, uncertainty of additional funding, variable operating results, lengthy sales cycles, dependence on the Company's COLD system product, rapid technological change and product development, reliance on single or limited sources of supply, intense competition, turnover in management, the Company's ability to manage growth, dependence on significant customers, dependence on key personnel, and the Company's ability to protect its intellectual property. See "Risk Factors" in the Company's Prospectus dated October 16, 1997. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's securities. In addition, the
Company's proposed acquisition of PaperClip involves numerous risks and uncertainties including the potential inability to integrate successfully the operations and services of the acquired businesses and the diversion of management's attention from other business concerns. There can be no assurances that the Company will complete its proposed acquisition or that, if completed, it will be successfully integrated into the Company's operations or provide an acceptable return on the Company's investment.

                           PART II - OTHER INFORMATION




  Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits


         10.1 Asset Purchase Agreement dated April 15, 1997 between the Company and PaperClip (Exhibit 2(a) of the Company's Form 8-K dated April 15, 1997 is hereby incorporated by reference.)
         10.2 Management Agreement dated April 15, 1997 between the Company and PaperClip (Exhibit 2(b) of the Company's Form 8-K dated April 15, 1997 is hereby incorporated by reference.)
         10.3 $300,000 Convertible Promissory Note dated January 29, 1997 issued by PaperClip to the Company (Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1996 is hereby incorporated by reference.)
         27.     Financial Data Schedule

(b)  Reports on Form 8-K

         1.      Report on Form 8-K, dated April 15, 1997, filed April 21, 1997

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ACCESS SOLUTIONS INTERNATIONAL, INC.


Date: May 14, 1997                          /s/Robert  H. Stone
                                            ------------------------------------
                                               Robert H. Stone
                                               President and CEO





Date: May 14, 1997                          /s/Denis L. Marchand
                                            ------------------------------------
                                               Denis L. Marchand
                                               Corporate Controller and Chief
                                                 Accounting Officer (Principal
                                                 Accounting Officer)