Form 10KSB
period 1997-06-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 1997-10-14
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended June 30, 1997

                                       or

[  ]  Transition Report Under to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the transition period from ______________ to ____________

Commission file number 0-28920

                      Access Solutions International, Inc.
           (Name of small business issuer as specified in its charter)

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

Securities registered under Section 12(b) of the Exchange Act:
    None
Securities registered under Section 12(g) of the Exchange Act:
    Units, each consisting of two shares of common stock, $.01 par value
       ("Common  Stock")  and one  redeemable  common  stock  purchase warrant ("Redeemable Warrant")
       Common Stock
       Redeemable Warrants

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

Issuer's revenues for its most recent fiscal year: $1,091,578.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $3.125 per share, the closing price of the Common Stock on September 1, 1997:
$9,976,031.

The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of September 1, 1997 was 3,963,940.

Documents Incorporated by Reference:
    None

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

RECENT DEVELOPMENTS

     On April 15, 1997, Access Solutions International, Inc. ("ASI") and PaperClip Software, Inc. ("PaperClip") entered into an Asset Purchase Agreement for ASI to acquire substantially all the assets and liabilities of PaperClip (the "Agreement"). On September 12, 1997, the agreement was amended (the "Amended Agreement") to change the acquisition to a merger. As a result of this amendment, a newly-formed subsidiary of ASI will merge into PaperClip with PaperClip surviving as a subsidiary of ASI (the "Merger"). Consummation of this transaction is subject to various conditions, including approval by the PaperClip stockholders. Under the terms of the Amended Agreement, the PaperClip stockholders will be entitled to receive an aggregate of approximately 1.5 million shares of ASI's Common Stock plus an equivalent number of ASI Class B Warrants. Each Class B Warrant will entitle the holder to purchase one share of ASI Common Stock at an exercise price of $6.00 per share. In connection with the Merger, the holders of PaperClip's outstanding 12% Convertible Notes due December 1999 will exchange such notes for an aggregate of approximately 400,000 shares of non-voting redeemable preferred stock of PaperClip. After 18 months, the holders of the preferred stock will have the option to require ASI to purchase such shares for cash or ASI common stock and Class B Warrants.

     On January 29, 1997, ASI provided a $300,000 loan to PaperClip for use as operating capital in exchange for a convertible note from PaperClip (the "Bridge Loan"). See "Certain Transactions between ASI and PaperClip" in Item 12 hereof.

     On April 15, 1997, ASI and PaperClip also entered into a management agreement (the "Management Agreement") which allows ASI to manage the day-to-day operations of PaperClip and to advance funds on behalf of PaperClip pursuant to an operating budget, in each case until the closing of the Merger or the termination of the Merger Agreement. See "Certain Transactions between ASI and PaperClip" in Item 12 hereof.

     ASI and PaperClip also entered into a one-year distribution agreement effective June 1, 1997 pursuant to which ASI acts as a distributor for PaperClip's products in the United States to dealers and resellers. See "Certain Transactions between ASI and PaperClip" in Item 12 hereof.

BUSINESS

     ASI, a Delaware corporation formed in 1986, designs, develops, assembles and markets mainframe information storage and retrieval systems, including both software and hardware, for large companies. ASI believes that its proprietary computer output to laser disk (COLD) and data storage systems provide a faster, more reliable and more economical method of storing vast quantities of computer-generated data than is generally available from other COLD systems or from traditional data storage methods. ASI's COLD and optical disk storage systems, which are marketed under the brand names GIGAPAGE and OAS, are presently sold principally to large organizations that have the need to store and retrieve large quantities of computer-generated data.

     PRODUCTS. ASI's COLD systems are high density hardware and software data storage systems that are designed to store, index and retrieve formatted computer output. COLD systems consist of an OAS controller, a storage subsystem, and GIGAPAGE application software.

     HARDWARE PRODUCTS. The hardware portion of ASI's solution, the OAS, is a high capacity, mainframe channel-attached hybrid magnetic/optical disk storage system, composed of the OAS controller and an optical disk "autochanger". The OAS can control various types and models of robotic autochanger systems, which are manufactured by a number of vendors, commanding such robots to mount and dismount disks and tapes automatically as needed in response to requests from the host software. These autochangers, which ASI purchases from independent third party suppliers, are installed by ASI as a part of the integrated system at the customer site. Autochangers of varying capacities are available to meet the needs of the marketplace, for storage requirements from 166 million pages to multiple tens of billions of pages. A brief description of the hardware components of the OAS follows.

     OPTICAL DISK AUTOCHANGERS. The entry-level optical disk autochanger supplied by ASI supports customers with relatively modest storage volumes. When used in conjunction with ASI's data compression technology, the capacity of this autochanger is significantly enlarged. With compression, this entry-level autochanger normally has the capacity to store over 166 million typical report pages.

     Because the optical disk drives housed within ASI's most commonly installed optical disk autochangers are American National Standards Institute ("ANSI")-standard 5-1/4 inch multifunction drives, the optical disk platters used within the autochanger may be a mixture of rewritable and write-once-read-many ("WORM") types. The rewritable disks are used to store those reports that do not have to be retained for long time periods. The disks are then re-used when the useful life of the reports has elapsed. WORM disks preclude modification of data, as required for data such as securities industry reports subject to the record retention rules of the Securities and Exchange Commission.

     Customer need for greater capacity is addressed by a field-upgradeable family of optical disk autochangers. Middle range requirements are accommodated by a system which can store from 590 million to over 1 billion report pages in a compact (3 foot by 3 foot) floor area, while large capacity needs are served by ASI's largest system, which stores from 860 million to more than 2.5 billion pages. Multiple systems may be combined for even greater capacity. ASI also provides 12 and 14 inch format WORM solutions.

     THE OAS CONTROL UNIT. The control unit of the OAS system is directly attached to the mainframe via a conventional IBM-compatible interface to an input-output ("I/O") channel of the IBM-compatible mainframe. The control unit's dedicated I/O hardware passes data back and forth over the channel between the mainframe and the optical disk autochanger at up to 17 megabytes per second. The control unit is an intelligent storage management subsystem, with self-contained software to track and file associated media locations within the storage subsystems and automate the movement of media into optical disk drives within the robotic autochanger, when applicable.

     The OAS Control Unit contains a cache buffer (a large bank of RAM used for temporary storage when transferring data from one device to another) to permit data to be exchanged rapidly between the mainframe and the optical disk drives. In addition, the control unit performs data compression using a patented hardware-based implementation of the Lempel-Ziv compression algorithm. When this hardware-based compression is combined with GIGAPAGE's host-based software data compression, compound compression ratios of 7.5:1 and higher are achieved.

     SOFTWARE PRODUCTS. ASI has developed an application software product for IBM mainframe systems, GIGAPAGE, which can be installed in conjunction with the OAS and is an end-user application for report storage and retrieval. GIGAPAGE stores and retrieves computer-generated reports (such as customer statements) on various combinations of storage technologies. This enables organizations to eliminate their existing computer output microfiche or microfilm (COM) systems and reduce staff used for manual retrieval of microfilm, microfiche and paper reports. GIGAPAGE also provides its users with the ability to access report data efficiently, by displaying a retrieved document based upon criteria established by the user. ASI believes that this creates competitive advantages for end users who must quickly respond to customer inquiries. GIGAPAGE changes report access from a slow, cumbersome, manually-intensive process to a fast, near-line computer-based process.

     NEW PRODUCT DEVELOPMENTS. ASI has improved its current OAS product (see "OAS Control Unit" above) so that the control unit will now allow the management and storage of mainframe data on other storage devices, such as RAID arrays, tape and CD-ROM autochangers, as well as ASI's current optical disk autochangers. New developments in autochanger technology as well as speed improvements in both CD-ROM and tape subsystems have made these systems attractive storage mediums in today's market. RAID arrays provide high-speed, fault-tolerant access to large amounts of data. ASI's use of RAID technology combined with data compression and intelligent caching provides customers with high throughput at attractive prices. New products based on these developments are expected to be available for distribution and sale in the third quarter of Fiscal 1998. There can be no assurance that these new products will achieve market acceptance.

     CUSTOMER SUPPORT AND SERVICE. In addition to being a source of revenue generation, ASI believes that its approach to customer service and support has been and will continue to be a significant factor in the market acceptance of its products. Because most of ASI's products are used in complex, large-scale mainframe data centers, the successful implementation and utilization of ASI's products substantially depends on ASI providing a high level of customer service, training and support. Consequently, ASI typically allocates substantial resources to customer installations, particularly in the first few weeks before and the first several weeks after a new installation. These resources include field support personnel who assess the systems operating environment of the customer prior to installation, install and test the hardware, support the hardware and coordinate the efforts of third-party service providers that service ASI's installed base of systems; systems engineering personnel who install and configure the software components of ASI's systems, assist the customer in assuring that the other elements of the customer's data center properly interface with ASI's system, assist the customer in defining reports to be stored on ASI's system and in supporting ASI's software; training personnel who train the customer's data center managers and users on the operation and use of ASI's system; a 24-hour help desk to field all customer support and service inquiries; and third-party service organizations with whom ASI contracts to provide on-site customer response for hardware-related issues.

     In the years ended June 30, 1996 and 1997, service revenue generated from the post-sale maintenance of COLD systems accounted for approximately 32% and 54%, respectively, of ASI's total revenues. Substantially all of ASI's customers have elected to extend their service contracts with ASI beyond the one-year period that is customarily afforded to customers at the time of installation of new products.

     As of September 1, 1997, the customer service and support group consisted of four employees, one of whom is in-house and the remainder are in the field. These personnel provide support for the engineers maintaining customer equipment in the field and provide ASI with an opportunity to recommend future system sales to such customers.

     MARKETING. The market for COLD systems is segmented into the mainframe, PC (stand-alone or LAN-based), client/server and CD-ROM markets. Within each market segment, product offerings may be divided into two categories: (i) COLD software packages and (ii) COLD turnkey systems. COLD turnkey systems are generally comprised of COLD software bundled with a controller and an optical disk system. Generally, the highest priced COLD systems are those that are mainframe or client/server based. Additionally, the market for COLD systems includes a revenue component derived from the service and support of COLD systems products.

     ASI advertises and markets its products and services through direct mailings, participation and exhibition of products at industry trade shows, personal solicitations at businesses which have been identified as likely resellers of ASI's products and industry referrals. In September 1997, ASI launched a direct marketing and advertising campaign into selected vertical markets.

     In June 1997, ASI began to pursue strategic marketing relationships with other vendors of both mainframe and client/server software. This strategy shift is designed to enable ASI to increase sales by leveraging the customer base of other suppliers whose product offerings complement that of ASI. It is also anticipated that the new strategy will enable ASI to increase sales through marketing of products from these strategic partners to ASI's customers and prospects.

     CUSTOMERS. Prudential Securities, Inc. accounted for 10% of ASI's total net sales in the year ended June 30, 1997. No other single customer accounted for more than 10% of ASI's total net sales in Fiscal 1997.

     COMPETITION. The computer data storage and retrieval industry is highly competitive and ASI expects this level of competition to intensify. There are certain competitors of ASI that have substantially greater financial, marketing, development, technological and production resources than ASI. ASI's primary competitors are IBM Corporation, FileTek Corporation, Eastman Kodak Company, Data/Ware Corporation, Anacomp, Inc., Mobius Management Systems, Inc., Computer Associates International, Inc., RSD America, Inc. and Network Imaging Systems Corp. ASI believes that participants in the data storage and retrieval market compete on the basis of a number of factors including vendor and product reputation, system features, product quality, performance and price, and quality of customer support services and training. ASI positions itself to compete effectively with its competitors by offering what it believes is superior customer service and technical support in connection with hardware and software products which provide certain technological and user application advantages.

     PRINCIPAL SUPPLIERS. ASI's principal suppliers for the production and maintenance of its COLD systems are IBM Corporation, Hewlett Packard and DISC, Incorporated.

     RESEARCH AND DEVELOPMENT. ASI's total expenditures for Research and Development for Fiscal 1997 and Fiscal 1996 were $1,651,322 and $1,713,094, respectively. Due to the completion of all customer commitments to the GIGAPAGE product by the end of the second quarter of Fiscal 1998, it is anticipated that development costs for Fiscal 1998 will be substantially reduced from prior levels.

     INTELLECTUAL PROPERTY. Although ASI believes that its continued success will depend primarily on its continuing product innovation, sales, marketing and technical expertise, product support and customer relations, ASI believes it also needs to protect the proprietary technology contained in its products. ASI holds three United States patents on its directory structure and its implementation of hardware data compression. ASI relies primarily on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. ASI typically enters into confidentiality and/or license agreements with its employees, strategic partners, customers and suppliers and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of ASI's products, reverse engineer or otherwise obtain and use information ASI regards as proprietary. ASI recently instituted a lawsuit against Data/Ware Development, Inc. and Eastman Kodak Company, Inc. alleging infringement of one or more of ASI's patents. See "Item 3. Legal Proceedings" below.

     ASI is subject to the risk of litigation alleging infringement of third-party intellectual property rights. There can be no assurance that third parties will not assert infringement claims against ASI in the future with respect to current or future products. Any such assertion, if found to be true and legally enforceable, could require ASI to pay damages and could require ASI to develop non-infringing technology or acquire licenses of technology that is the subject of the asserted infringement, resulting in product delays, increased costs, or both.

     ASSEMBLY. Assembly of ASI's OAS is done at ASI's facility in North Kingstown, Rhode Island. ASI designs and assembles portions of its COLD systems which are then integrated at ASI's plant with optical disk autochanger systems manufactured by a variety of third parties. Production of the OAS entails testing, assembling and integrating standard and ASI-designed components and subassemblies built by and purchased from independent suppliers. As of September 1, 1997, ASI had two full-time manufacturing personnel. ASI configures and tests ASI-built and third-party-supplied hardware and software in combinations to meet a wide variety of customer requirements.

     Although ASI generally uses standard parts and components for its products, certain components, such as CPU boards, ESCON hardware and high-density integrated circuits, are presently available only from single or limited sources. ASI has no supply commitments with its vendors and generally purchases components on a purchase order basis, as opposed to entering into long-term procurement agreements with vendors. ASI has generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. ASI believes that alternative sources of supply would not be difficult to develop over a short period of time but that an interruption in supply or a significant increase in the price of these components could adversely affect ASI's operating results and business.

     EMPLOYEES. As of September 1, 1997, ASI had 24 employees.

ITEM 2. DESCRIPTION OF PROPERTY

     ASI's principal offices are located in North Kingstown, Rhode Island, in a leased facility consisting of approximately 10,300 square feet of space occupied under a lease expiring in December 1997.

ITEM 3.      LEGAL PROCEEDINGS

     On August 29, 1997, ASI filed a complaint in the United States District Court for the District of Rhode Island against Data/Ware Development, Inc. ("Data/Ware") and Eastman Kodak Company, Inc. ("Kodak") alleging infringement of ASI's patents. The claim states that Data/Ware and Kodak collectively manufacture, use and/or sell equipment for recording data on optical media and alleges that the manufacture and sale of such equipment, and use by purchasers thereof, infringes one or more of ASI's patents. The claim calls for an order enjoining the defendants from further infringement of its patents, damages and interest for infringement and reasonable attorney's fees and such other relief that the court deems proper.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The ASI Common Stock, Redeemable Warrants and Units consisting of two shares of Common Stock and one Redeemable Warrant are currently traded on the Nasdaq SmallCap Market under the symbols "ASIC," "ASICW" and "ASICU," respectively. ASI's initial public offering ("IPO") was completed on October 16, 1996. Prior to that date there was no market for the ASI Common Stock, Redeemable Warrants or Units. There are approximately 124 holders of record of ASI Common Stock and approximately 15 holders of record of ASI Redeemable Warrants.

     The following table sets forth, for the periods indicated, the high and low closing bid and asked/sales prices for the ASI Common Stock, Redeemable Warrants and Units, as reported on the Nasdaq SmallCap Market. Since such prices represent quotations between dealers, they do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

COMMON STOCK
                                                          Bid            Asked
                                                     HIGH     LOW     HIGH   LOW
1996:
    Fourth Quarter (commencing October 16, 1996).   4-7/8    3-1/2      6-1/2       4

1997:
    First Quarter................................       5    3-1/2      5-1/4       4
    Second Quarter...............................   4-3/8        3      4-1/2   3-1/4
    Third Quarter (through September 1)..........   3-3/4    2-5/8          4       3

REDEEMABLE WARRANTS
                                                          Bid              Asked
                                                     HIGH     LOW       HIGH     LOW
1996:
    Fourth Quarter (commencing October 16, 1996).   2-3/8        1      3-1/4   1-1/2

1997:
    First Quarter.................................  1-3/8    15/16      1-1/2   1-1/8
    Second Quarter................................      1      3/4      1-1/4   13/16
    Third Quarter (through September 1)...........  13/16      3/4     1-1/16     7/8

UNITS
                                                          Bid              Asked
                                                     HIGH     LOW       HIGH     LOW
1996:
    Fourth Quarter (commencing October 16, 1996).. 11-1/2       8      12-1/2   9-3/4

1997:
    First Quarter................................. 10-3/8       8      11-3/8   9-1/4
    Second Quarter ...............................  9-3/8       7      10-1/2   7-1/8
    Third Quarter (through September 1)...........  8-1/4       7           9   7-1/2

     ASI has not paid any cash dividends on the ASI Common Stock since its inception and ASI does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ASI's net sales consist of sales of products and services. Products sold by ASI consist of COLD systems, software and hardware including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by ASI include post-installation maintenance and support. ASI recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. ASI sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. ASI recognizes revenue from service contracts on a straight line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of June 30, 1997, ASI had deferred revenue in the amount of $329,841 which it will recognize through June 30, 1998.

     ASI's operating results have in the past and may in the future fluctuate significantly depending upon a variety of factors which vary substantially over time, including industry conditions; the timing of orders from customers; the timing of new product introductions by ASI and competitors; customer acceleration, cancellation or delay of shipments; the length of sales cycles; the level and timing of selling, general and administrative expenses and research and development expenses; specific feature needs of customers; and production delays. A substantial portion of ASI's quarterly revenues are derived from the sale of a relatively small number of COLD systems which range in price from approximately $150,000 to $900,000. As a result, the timing of recognition of revenue from a single order has in the past and may in the future have a significant impact on ASI's net sales and operating results for particular financial periods. Counterbalancing this volatility is the fact that the anticipated sales of annual service contracts increase as system sales increase. The revenue from service contracts is recognized on a straight line basis over the term of the contract.

     ASI's primary  operating  expenses  include selling  expenses,  general and administrative expenses and research and development expenses. General and administrative expenses consist primarily of employee compensation and customer support expenses. Research and development expenses include compensation paid to internal research and development staff members and expenses incurred in connection with the retention of independent research and development consultants. ASI utilizes its own employees for research and development functions except in certain circumstances involving product enhancements. In those circumstances, ASI regularly retains independent experts to consult and design new software modules which are subsequently evaluated and tested by ASI's internal research and development staff. Upon successful testing of such product enhancements, ASI's internal staff integrates the new products with ASI's existing COLD systems and products.

     In the past, ASI has expended substantial development resources to meet customer commitments. The majority of these services were provided at no charge to honor commitments made for added features when the systems were sold. These resource expenditures have in the past placed a high overhead burden on the GIGAPAGE product line offerings. After completion of GIGAPAGE 3.0, which is expected to occur by the end of the second quarter of Fiscal 1998, management believes that all significant product commitments will have been met. In the future, development of new features will not be initiated unless customers make a financial commitment to cover the minimum engineering costs. If excess development resources are available and not committed to specific contracts, the resources will be brokered to third parties due to the high market demand for these resources. This is expected to result in either significantly reduced research and development expenditures or increased offsetting revenues for the GIGAPAGE product offerings.

     ASI has entered into an agreement with PaperClip pursuant to which a newly-formed subsidiary of ASI will merge into PaperClip, with PaperClip surviving as a subsidiary of ASI. Since April 15, 1997, ASI has been managing the day-to-day operations of PaperClip and advancing funds pursuant to a Management Agreement. In addition, in January 1997, ASI provided a $300,000 Bridge Loan to PaperClip for use as operating capital. Effective June 1, 1997, ASI entered into a one year distribution agreement with PaperClip. For additional information with respect to these agreements with PaperClip, see "Item 1. Description of Business - - Recent Developments" and "Item 12. Certain Relationships and Related Transactions."

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30,  1997 COMPARED TO YEAR ENDED JUNE 30, 1996

The following table presents certain items from ASI's Statement of Operations, and such amounts as percentages of net sale, for the periods indicated. Products and Service costs percentages are of Product and Services sales, respectively.

                                       YEAR ENDED JUNE 30, 1997       YEAR ENDED JUNE 30,  1996
                                       ------------------------       -------------------------

Net sales
  Products...........................   $  500,682         46%        $1,352,408            68%
  Service............................      590,896         54            634,500            32
                                        ----------       -----        ----------            --
    Total net sales..................    1,091,578        100          1,986,908           100
Cost of Sales
  Products...........................      133,453         27            346,157            26
  Service............................      256,777         43            234,229            37
                                        ----------       -----        ----------            --
        Total cost of sales                390,230         36            580,386            29
Gross profit.........................      701,348         64          1,406,522            71
                                        ----------       -----        ----------            --
Operating expenses:
  Selling............................      928,080         85          1,223,312            62
  General and administrative ........    1,494,792        137          2,422,005           122
  Research and development...........    1,651,322        151          1,713,094            86
                                        -----------       -----        ----------           ---
Total operating expenses.............    4,074,194        373          5,358,411           270
Interest (income) expense, net.......      (12,472)        (1)           189,939            10
                                        ------------     -----        ----------          ----
Loss before extraordinary gain.......   (3,360,374)      (308%)       (4,141,828)         (208)
Extraordinary gain...................            -         -             320,387            16
                                        -----------      -----        ----------          -----
Net loss.............................  $(3,360,374)      (308%)      $(3,821,441)         (192%)
                                        ===========      ======       ===========         ======

     NET SALES. Net sales decreased 45% to $1,091,578 for the year ended June 30, 1997 from $1,986,908 for the year ended June 30, 1996. Product sales decreased 63% due to a reengineering of the GIGAPAGE product which was completed with the release of GIGAPAGE 2.8.5 in late July of 1997. ASI has begun installing upgrades at all its major customer sites and began offering the enhanced product to new customers in the first quarter of Fiscal 1998 through PaperClip's marketing and sales organization. Service revenues decreased by 7% to $590,896 from $634,500 due to discontinuation of maintenance services for obsolete equipment that is no longer supported.

     COST OF SALES. Cost of sales includes component costs, firmware, license costs, third party equipment maintenance contractors and certain overhead costs. Cost of sales decreased 33% to $390,230 for the year ended June 30, 1997 from $580,386 for the year ended June 30, 1996, primarily due to lower sales volume. Cost of sales for products decreased by 61% to $133,453 for the year ended June 30, 1997 from $346,157 for the year ended June 30, 1996. This decrease in cost of sales for products was offset by a 10% or $22,548 increase in cost of sales for services which was primarily due to higher maintenance service costs due to older customer equipment in the field. Gross margin decreased to 64% from 71% due to the lower percentage of system sales in the product sales mix as compared to sales of peripherals, media and services which were sold at lower margins.

     SELLING EXPENSES. Selling expenses decreased by 24% or $295,232 to $928,080 for the year ended June 30, 1997 from $1,223,312 for the year ended June 30, 1996. The decrease was primarily the result of a reduction in sales personnel, reduced commission expense and lower trade show and seminar expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative expenses and certain support expenses. General and administrative expenses decreased $927,213 or 38% to $1,494,792 for the year ended June 30, 1997 from $2,422,005 for the year ended June 30, 1996. This decrease was attributable to several expenses incurred in Fiscal 1996 that were not repeated in Fiscal 1997, including non-cash stock compensation of $744,000 awarded to ASI's former president, Hector Wiltshire, in Fiscal 1996, approximately $150,000 in salary and severance to a Vice President terminated in January 1996, and approximately $80,000 paid to shareholders to repurchase anti-dilution rights. The expense reductions in Fiscal 1997 were partially offset by approximately $45,000 in increased Director and Officer's insurance premiums as a result of ASI's IPO in October 1996.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 4% to $1,651,322 for the year ended June 30, 1997 from $1,713,094 for the year ended June 30, 1996. This reduction reflected ASI's greater utilization of outside consultants. Although this strategy increased variable engineering costs, total expenses were lower because of fewer full time engineering staff. In the past, ASI has expended substantial development resources to meet customer commitments. After completion of GIGAPAGE 3.0, which is expected to occur by the end of the second quarter of Fiscal 1998, management believes that all significant product commitments will have been met and expenditures incurred for outside consultants will be significantly reduced with no corresponding increase to ASI's Research and Development infrastructure. Future development resources will either be sold at a cost plus basis to existing customers for development of new features or brokered to third parties on the same basis due to the high market demand for these resources. This is expected to result in either significantly reduced research and development expenditures or increased offsetting revenues for the GIGAPAGE product offerings in Fiscal 1998.

     INTEREST EXPENSE, NET. Interest expense was approximately $100,000 for the year ended June 30, 1997 and approximately $190,000 for the year ended June 30, 1996. Interest income was approximately $112,000 for the year ended June 30, 1997 with no significant interest income earned for the year ended June 30, 1996. This more favorable result was due to cash balance increases and loan reductions as a result of ASI's IPO in October 1996.

     NET LOSS. As a result of the foregoing, ASI's net loss decreased 12% to $3,360,374 for the year ended June 30, 1997 from $3,821,441 for the year ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     ASI had a working capital surplus of $1,842,912 at June 30, 1997 as compared to a working capital deficit of $1,971,090 at June 30, 1996. The increase in working capital was principally attributable to cash proceeds from ASI's IPO which was completed in October 1996.

     Total cash used by operating activities in Fiscal 1997 was $3,643.301. The major use of cash was the net loss of $3,360,374. In addition, accounts payable decreased by $467,851 and accrued expenses decreased by $283,172.

     Cash used in investing activities was $922,120 in Fiscal 1997. The major use of cash in investing activities was $829,052 in loans and advances to PaperClip as part of the Management Agreement between ASI and PaperClip.

     During Fiscal 1997, cash provided by financing activities included gross proceeds in the amount of $9,200,013 from ASI's IPO. Cash used by financing activities included the repayment of costs relating to the IPO totaling $2,137,506, the repayment of all outstanding bridge loans totaling $1,363,973 and the repayment of an outstanding bank note totaling $290,000 .

     ASI has suffered recurring losses from operations and incurred negative cash flows from its operating activities as it continued to develop its products and infrastructure. The recurring losses and negative cash flows from operating activities raise substantial doubt about ASI's ability to continue as a going concern. As a result, ASI's independent auditors in their report dated August 8, 1997 on the Financial Statements have included an explanatory paragraph that describes factors raising substantial doubt about ASI's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should ASI be unable to continue as a going concern. In response to these factors, ASI has introduced new products and has enhanced certain of its existing products; and is pursuing collaborative relationships with vendors and customers which are intended to create new opportunities to foster sales and reduce overhead for its products and services. ASI anticipates improved financial performance based upon increased sales resulting from its product introductions, product enhancements and new collaborative relationships.

     As of June 30, 1997, ASI had no significant long term debt. ASI believes that the remaining proceeds from the IPO, together with funds generated from operations, will be sufficient to meet ASI's working capital requirements through January 1998. ASI is currently seeking additional equity or debt financing to fund its operations after January 1998 and until anticipated additional funds provided by sales associated with the PaperClip acquisition and the introduction of a new line of mainframe storage controllers scheduled to begin selling in January 1998 are available. There can be no assurance that the PaperClip acquisition will be consummated, PaperClip sales will be sufficient or the new product lines will be successful. If ASI has insufficient funds from the above noted operations, further equity or debt financing will be sought. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, ASI's business will be materially adversely affected.

     At June 30, 1997, ASI had federal and state net operating loss carryforwards available to reduce any future taxable income in the approximate amount of $9,500,000. These net operating loss carryforwards will expire in various amounts between the years 2002 and 2011 if not previously utilized. In the event of a change in the ownership of ASI, as defined in Section 382 of the Internal Revenue Code, utilization of net operating loss carryforwards in periods following such ownership changes can be significantly limited. Management believes that ASI has incurred several changes of ownership under these rules. As a result, utilization of the net operating loss carryforwards is subject to various limitations, depending upon the year in which the net operating loss originated. Management estimates that Federal net operating loss carryforwards in the approximate aggregate amount of $6,300,000 will be free from Section 382 limitations and available to offset taxable income that ASI may generate within the carryforward period. Of that amount, carryforwards in the approximate amount of $1,300,000 are available for future utilization in any year during the carryforward period without limitation. The other $5,000,000 is subject to a limitation of approximately $330,000 per year, limiting total utilization during the carryforward period to approximately $2,200,275. Because the underlying calculations are complex and are subject to review by the Internal Revenue Service, these limitation amounts could be adjusted at a later date.

     ASI believes that its current corporate infrastructure can support significant increases in sales without proportionate increases in costs. However, there can be no assurances that sales will increase or that any cost advantage will result.

FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes", "anticipates, "expects" and similar expressions are intended to identify forward looking statements. ASI cautions that a number of important factors could cause actual results for Fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of ASI. Such statements contain a number of risks and uncertainties, including, but not limited to, the availability of necessary financing after January 1998, future capital needs, uncertainty of additional funding, variable operating results, lengthy sales cycles, dependence on ASI's COLD system product, rapid technological change and product development, reliance on single or limited sources of supply, intense competition, turnover in management, ASI's ability to manage growth, dependence on significant customers, dependence on key personnel, and ASI's ability to protect its intellectual property. See "Risk Factors" in ASI's Prospectus dated October 16, 1996. ASI cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of ASI's securities. In addition, ASI's proposed acquisition of PaperClip involves numerous risks and uncertainties including the potential inability to integrate successfully the operations and services of the acquired businesses and the diversion of management's attention from other business concerns. There can be no assurances that ASI will complete its proposed acquisition or that, if completed, it will be successfully integrated into ASI's operations or provide an acceptable return on ASI's investment.

SEASONALITY AND INFLATION

     To date, seasonality and inflation have not had a material effect on ASI's operations.

ITEM 7.      FINANCIAL STATEMENTS

ACCESS SOLUTIONS INTERNATIONAL, INC.:

     Report of Independent Accountants

     Balance Sheet, June 30, 1996 and 1997

     Statement of Operations for the Years ended June 30, 1997 and 1996

     Statement  of  Changes  in  Mandatorily   Redeemable  Preferred  Stock  and
     Stockholders' Equity (Deficit) for the years ended June 30, 1997 and 1996

     Statement of Cash Flows for the years ended June 30, 1997 and 1996

     Notes to Financial Statements

PAPERCLIP SOFTWARE, INC.:

     Report of Independent Accountants

     Balance Sheets as of December 31, 1996 and 1995

     Statements of Operations for the years ended December 31, 1996 and 1995

     Statements of Stockholders Equity (Deficit) for the years ended December 31, 1996 and 1995

     Statements of Cash Flows for the years ended December 31, 1996 and 1995

     Notes to Financial Statements

     Condensed Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996

     Condensed Statements of Operations for the Three Months and Six Months ended June 30, 1997 and 1996 (unaudited)

     Condensed Statements of Cash Flows for the Six Months ended June 30, 1997 and 1996 (unaudited)

     Notes to Condensed Financial Statements

PRO FORMA FINANCIAL STATEMENTS:

     Pro Forma Condensed Combined Statement of Operations for the Twelve Months ended June 30, 1997

     Pro Forma Condensed Combined Balance Sheet, June 30, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Access Solutions International, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of changes in mandatorily redeemable preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Access Solutions International, Inc., at June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations and has incurred negative cash flows from operating activities which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Price Waterhouse LLP
Boston, Massachusetts
August 8, 1997, except as to Note 14
which is as of September 12, 1997


ACCESS SOLUTIONS INTERNATIONAL, INC.
BALANCE SHEET
--------------------------------------------------------------------------------
                                                              JUNE 30,
                                                          1996           1997
ASSETS
Current assets:
   Cash and cash equivalents                         $  537,831      $1,889,446
   Trade accounts receivable, net of allowance
      for doubtful accounts of $50,304 and $53,199
      in fiscal 1996 and 1997, respectively             426,005         238,914
   Inventories                                          504,450         461,812
   Prepaid expenses and other current assets             61,995         183,159
                                                     ----------      ----------

      Total current assets                            1,530,281       2,773,331
                                                     ----------      ----------

Fixed assets, net                                       592,461         328,309
                                                     ----------      ----------

Other assets:
   Advances - PaperClip                                     -           529,052
   Note receivable - PaperClip                              -           300,000
   Deposits and other assets                             90,940           9,603
   Service contract inventory                            79,549          39,924
   Deferred financing costs                             581,065             -
                                                     ----------      ----------

      Total other assets                                751,554         878,579
                                                     ----------      ----------

      Total assets                                   $2,874,296      $3,980,219
                                                     ==========      ==========


The accompanying notes are an integral part of these financial statements.

ACCESS SOLUTIONS INTERNATIONAL, INC.
BALANCE SHEET
-------------------------------------------------------------------------------
                                                                JUNE 30,
                                                           1996           1997
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Note payable - bank                               $    290,000    $        -
   Bridge loan                                          1,363,973             -
   Current portion of capital lease obligations            72,562        25,257
   Accounts payable                                       695,341       227,490
   Accrued expenses                                       163,769       143,227
   Accrued salaries and wages                             467,234       204,604
   Deferred revenue - prepaid service contracts           448,492       329,841
                                                     ------------      --------

      Total current liabilities                         3,501,371       930,419

Capital lease obligations, excluding current portion       31,974         6,716
                                                     ------------      --------

      Total liabilities                                 3,533,345       937,135
                                                     ------------      --------

Commitments (Note 8)

Stockholders' equity (deficit):
   Common stock,  $.01 par value;  13,000,000 shares
     authorized;  1,511,865 and 3,965,199 shares
     issued in fiscal 1996 and 1997, respectively         15,119          39,652
   Additional paid-in-capital                         10,599,720      17,637,694
   Accumulated deficit                               (11,255,832)   (14,616,206)
                                                    -------------   ------------

                                                        (640,993)      3,061,140

Treasury stock, at cost (1,259 shares)                   (18,056)       (18,056)
                                                    -------------   ------------

      Total stockholders' equity (deficit)              (659,049)      3,043,084
                                                    -------------   ------------

      Total liabilities and stockholders'
         equity (deficit)                           $  2,874,296     $ 3,980,219
                                                    ============     ===========



The accompanying notes are an integral part of these financial statements.

ACCESS SOLUTIONS INTERNATIONAL, INC.
STATEMENT OF OPERATIONS
YEARS ENDED JUNE 30, 1996 AND 1997
--------------------------------------------------------------------------------

                                                    YEAR ENDED JUNE 30,
                                             1996                       1997

Net sales:
   Products                           $     1,352,408            $      500,682
   Services                                   634,500                   590,896
                                      ---------------            ---------------

      Total net sales                       1,986,908                 1,091,578
                                      ---------------            ---------------

Cost of sales:
   Products                                   346,157                   133,453
   Services                                   234,229                   256,777
                                      ---------------            ---------------

      Total cost of sales                     580,386                   390,230

      Gross profit                          1,406,522                   701,348
                                      ---------------            ---------------

General and administrative expense          1,678,005                 1,494,792
Research and development expense            1,713,094                 1,651,322
Selling expense                             1,223,312                   928,080
Stock related compensation                    744,000                         -
                                      ---------------         ------------------

      Total operating expenses              5,358,411                 4,074,194
                                      ---------------         ------------------

      Loss from operations                 (3,951,889)              (3,372,846)

Interest income                                11,856                   112,538
Interest expense - related party              (88,181)                       -
Interest expense                             (113,614)                 (100,066)
                                      ---------------         ------------------

Loss before extraordinary item             (4,141,828)               (3,360,374)
Extraordinary gain on debt restructuring      320,387                         -
                                      ----------------         -----------------

      Net loss                        $    (3,821,441)        $      (3,360,374)
                                      =================       ==================

Net loss applicable to common stock:
   Net loss                           $    (3,821,441)         $     (3,360,374)
   Accrued dividends on preferred stock      (108,890)                        -
                                      ------------------        ----------------
                                      $    (3,930,331)         $     (3,360,374)
                                      ==================       ================

Primary net loss per common share:
   Loss before extraordinary item     $         (1.88)         $          (1.05)
   Extraordinary item                             .14                         -
                                      -----------------          ---------------
                                      $         (1.74)         $          (1.05)
                                      =================        =================
Weighted average number of
   common shares outstanding                2,256,150                 3,204,122


The accompanying notes are an integral part of these financial statements.


ACCESS SOLUTIONS INTERNATIONAL, INC.
STATEMENT OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK AND
   STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 1996 AND 1997
-----------------------------------------------------------------------------------------------------------------------------------

                                    MANDATORILY REDEEMABLE                        STOCKHOLDERS' EQUITY (DEFICIT)
                                       PREFERRED STOCK           COMMON STOCK ACCUMULATED                      TREASURY STOCK
                                    SHARES    AMOUNT        SHARES     AMOUNT    PAID-IN  DEFICIT      SHARES  AMOUNT   TOTAL EQUITY
                                                                               CAPITAL
BALANCES AT JUNE 30, 1995           50,000  $  2,088,462    34,140  $ 341  $  5,428,229   $(7,325,501)   362  $(17,141) $(1,914,072)

 Accrued dividends on preferred
    stock                               -       108,890         -       -           -       (108,890)     -         -      (108,890)
 Conversion of preferred stock    (50,000)   (2,197,352)    7,423      75     2,197,277            -      -         -     2,197,352
 Conversion of debt, primarily
    related party                      -             -  1,053,802  10,538     2,403,549            -      -         -     2,414,087
 Compensation related to stock
    grant                              -             -    416,500   4,165       420,665            -      -         -       424,830
 Shares purchased for treasury         -             -          -       -            -             -     897      (915)        (915)
 Warrants issued with bridge
   loan                                -             -          -       -       150,000            -       -        -       150,000
 Net loss                              -             -          -       -            -     (3,821,441)     -        -     3,821,441)
                                  -------    ----------     -------  ------  ----------   ------------   -----  -------  -----------

BALANCES AT JUNE 30, 1996              -             -   1,511,865   15,119    10,599,720 (11,255,832)  1,259   (18,056)   (659,049)

 Shares and warrants issued in
    public offering, net of expenses                     2,453,334   24,533     7,037,974          -        -       -     7,062,507
 Net loss                              -             -          -       -             -    (3,360,374)      -       -    (3,360,374)
                                 -------    ----------   ---------  -------   -----------  -----------   -----  -------  ----------

BALANCES AT JUNE 30, 1997               -             -  3,965,199  $ 39,652  $17,637,694 $(14,616,206)  1,259 $(18,056) $3,043,084
                                 ========   ==========   =========  ========  =========== =============  ===== ========= ==========



The accompanying notes are an integral part of these financial statements.

ACCESS SOLUTIONS INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS
YEARS ENDED JUNE 30, 1996 AND 1997
--------------------------------------------------------------------------------

                                                       YEAR ENDED JUNE 30,
                                                 1996                      1997

Cash flows from operating activities:
   Net loss                                     $   (3,821,441)     $(3,360,374)

   Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                 245,622             364,194
      Stock compensation award                      424,830                -
      Debt restructuring gain                      (320,387)               -
      Interest expense settled with issuance
        of common stock                              62,129                -
      Provision for doubtful accounts                (9,696)             16,762
      Other non-cash expenses                        36,930                 -
      Changes in operating assets and liabilities:
         Trade accounts receivable                  399,300             170,329
         Inventories                                 83,567              82,263
         Deposits                                     3,673              74,363
         Prepaid expenses and other current assets   13,393            (121,164)
         Accounts payable                           228,590            (467,851)
         Accrued expenses                           208,913            (283,172)
         Deferred revenue                            78,384            (118,651)
                                                   --------            ---------

            Total adjustments                      1,455,248           (282,927)
                                                   --------            ---------

   Cash used by operating activities, net         (2,366,193)        (3,643,301)
                                                   ----------        -----------

Cash flows from investing activities:
   Purchase of fixed assets                         (103,604)           (93,068)
   Additions to other assets                          (9,480)              -
   Loans and advances to PaperClip                         -           (829,052)
                                                     --------         ----------

   Cash used for investing activities, net          (113,084)          (922,120)
                                                   ----------         ----------


The accompanying notes are an integral part of these financial statements.

ACCESS SOLUTIONS INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 1996 AND 1997
--------------------------------------------------------------------------------
                                                           YEAR ENDED JUNE 30,
                                                         1996               1997

Cash flows from financing activities:
   Proceeds from public offering of common stock      $         -   $ 9,200,013
   Costs relating to public offering of common stock            -    (2,137,506)
   Proceeds from related party loans                    2,468,415             -
   (Repayments) of related party loans                 (1,258,000)            -
   Proceeds from (repayments of) bridge loans           2,413,971    (1,363,973)
   Issuance of warrants                                   150,000             -
   Repayments on capital lease obligations               (174,140)      (72,563)
   Net payments under note payable - bank                (150,000)     (290,000)
   Purchase of treasury stock                                (915)            -
   Deferred financing cost                               (581,065)      581,065
                                                      -----------    -----------

   Cash provided by financing activities, net           2,868,266     5,917,036
                                                      -----------    -----------

Net increase in cash and cash equivalents                 388,989     1,351,615

Cash and cash equivalents, beginning of period            148,842       537,831
                                                      -----------    -----------

Cash and cash equivalents, end of period              $   537,831    $1,889,446
                                                      ===========    ===========

The accompanying notes are an integral part of these financial statements.

ACCESS SOLUTIONS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BUSINESS PURPOSE AND SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS PURPOSE

      Access Solutions International, Inc. (formerly Aquidneck Systems International, Inc.) (the "Company" or "ASI") develops, assembles, sells and services optical data storage systems consisting of integrated computer hardware and software for the archival storage and retrieval of computer-generated information. The Company's optical data storage systems are sold principally to large organizations that need to store and retrieve large quantities of computer-generated data. To date, the Company's customers primarily operate in the financial services and insurance industries.

      ASI has  suffered  recurring  losses  from  operations  and  has  incurred negative cash flows from operating activities as it has continued to develop its products and infrastructure. The Company has introduced new products and has enhanced certain of its existing products. ASI is also planning to establish additional collaborative relationships with vendors and customers which will create new opportunities to foster sales of its products and services. Management anticipates improved financial performance based upon increased sales resulting from its product introductions, product enhancements and new collaborative relationships. The recurring losses and negative cash flow from operating activities raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

      As of June 30, 1997, the Company believes that the remaining proceeds from its initial public offering, together with funds generated from operations, will be sufficient to meet the Company's working capital requirements through January 1998. ASI is currently seeking additional equity or debt financing to fund its operations after January, 1998 and until anticipated additional funds provided by sales associated with the PaperClip acquisition and the introduction of a new line of mainframe storage controllers scheduled to begin selling in January 1998 are available. However, there can be no assurance that the PaperClip acquisition (see Note 3) will be consummated, that PaperClip sales will be sufficient or that the new product lines will be successful. If the Company has insufficient funds from the above noted operations, further equity or debt financing will be sought. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional funds are not available, the Company's business will be materially adversely affected.

      In January 1996, the Company completed a recapitalization (see Note 2) which included a reverse stock split in which each share of issued common stock was converted into 1/74th of a share of common stock. Accordingly, all references in these financial statements to number of shares, per share amounts (other than par value) and stock option data have been retroactively restated to give effect to this reverse split.

      On October 21, 1996, the Company  consummated  an initial public  offering
      (IPO) of 1,066,667 Units. Each Unit consisted of two shares of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at an initial exercise price of $5.00 per share, subject to adjustments, through October 15, 2001. The shares of common stock and warrants comprising the Units are separately tradable. An over-allotment option to purchase an additional 160,000 Units upon the same terms and conditions set forth above was exercised by the Company's underwriter on October 29, 1996. An aggregate of 2,453,334 shares of common stock and 1,226,667 warrants were issued by the Company, resulting in net proceeds of $7,062,507.

      A summary of significant accounting policies used by the Company in the preparation of these financial statements is as follows:

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components used in production, finished goods held for sale and for service needs, and optical disk storage libraries purchased from third party vendors for resale to the Company's customers as part of integrated systems. Base stock service inventories are maintained at customer locations as required under service contracts.

      The Company's products consist of integrated computer hardware and software. Rapid technological change and frequent new product introductions and enhancements could result in excess inventory quantities over current requirements based on the projected level of sales. The amount of loss that is reasonably possible should such technological developments be realized is not estimable.

      FIXED ASSETS

      Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of all fixed assets is 5-7 years. Assets recorded under capital leases are amortized over the estimated useful lives or lease terms, whichever is shorter.

      REVENUE RECOGNITION

      Product revenues include the sale of optical archiving systems, software licenses, peripheral hardware, and consumable media.

      Revenue from the sale of optical archiving systems and software licenses is recognized when the system is installed and only insignificant post-installation obligations remain. In the case of systems installed subject to acceptance criteria, revenue is recognized upon acceptance of the system by the customer. Revenue from hardware upgrades is recognized upon shipment.

      Service   revenues  include  post   installation   software  and  hardware
      maintenance and consulting services.

      The Company provides the first year of software maintenance to customers as part of the software license purchase price and recognizes the revenue upon installation of the software. Costs associated with initial year maintenance are not significant and enhancements provided during this period are minimal and are expected to be minimal. All software maintenance contracts after the first year are billed in advance of the service period and revenues are deferred and recognized ratably over the contract term. Hardware maintenance is billed for varying terms, and is deferred and recognized ratably over the term of the agreement. Revenues from consulting services are recognized upon customers' acceptances or during the period in which services are provided if customer acceptance is not required and such amounts are fixed and determinable.

      SOFTWARE DEVELOPMENT COSTS

      Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established and until the related product is available for general release to customers, any additional material amounts of development costs are capitalized and amortized to cost of sales over the economic life of the related product. Costs eligible for capitalization have not been significant to date.

      INCOME TAXES

      Income taxes are accounted using an asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those differences are expected to be recovered or settled.

      NET LOSS PER SHARE

      Net loss per share is computed based on the weighted average number of shares of common stock outstanding. Common stock equivalents have not been included in the computation because their effect would be antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock or other potentially dilutive instruments issued at prices below the estimated public offering price per share during the twelve month period prior to the filing or subsequent to the balance sheet date but before the effective date of the initial public offering have been included in the calculation as if outstanding for all periods presented.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, (FAS 128) "Earnings per Share," which is required to be adopted for the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact is expected to result in no change in the loss per share for the fiscal years presented.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

      RELIANCE ON SINGLE OR LIMITED SOURCES OF SUPPLY

      The Company currently purchases all of its optical disk storage libraries, CPU boards, fiber optic channel hardware and high-density integrated circuits from single or limited sources. Although there are a limited number of manufacturers of these components, management believes that other suppliers could provide similar products on comparable terms. Total or partial loss of any such source, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

      STOCK BASED COMPENSATION

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards, "Accounting for Stock-Based Compensation." See Note 10.

      RECLASSIFICATION

      Certain  items  in  previously  issued  financial   statements  have  been
      reclassified for comparative purposes.

2.    RECAPITALIZATION (INCLUDING RELATED PARTY TRANSACTIONS)

      In January 1996, the Company effected several changes to its debt and equity capital. The changes included a reverse stock split in which each share of issued common stock was converted into 1/74th of a share of common stock.

      In September 1995, the Company sold 26 units, each unit consisting of a $50,000 promissory note and a warrant to purchase 265 shares of common stock at a price per share of $220. The value of the warrants was insignificant. The total proceeds from the private placement were $1,300,000. In January 1996, the promissory notes and warrants plus unpaid interest in the amount of $21,370 were converted into 614,733 shares of common stock of the Company. A director of the Company was among the private investors who received shares of the Company in the exchange. Total interest expense on these promissory notes was $55,562, of which $21,370 was satisfied through the issuance of shares. The Company recognized an extraordinary gain relating to the portion of the debt restructuring involving non-related parties. The extraordinary gain of $320,387 was based on the difference between the fair value of the equity interest granted, $289,476 and the carrying amount of the non-related party debt, $609,863. The fair value of the equity interest granted was determined by independent appraisal.

      In January 1996, a director of the Company exchanged the balance due him under a line of credit agreement totaling $1,335,415 plus unpaid interest of $40,759 for 426,279 shares of common stock of the Company. Total interest expense on this line of credit was $40,759, all of which was satisfied through the issuance of shares.

      The Company converted all of its outstanding Series A preferred stock into 7,423 shares of common stock as described in Note 12.

      In conjunction with the recapitalization, the Company purchased 897 shares of common stock from certain shareholders. The selling shareholders also surrendered certain anti-dilution rights they had previously obtained in a May 1993 private placement offering. The total amount paid by the Company for the purchase of these shares and shareholder rights was $85,274 which represents a return of proceeds previously invested by the shareholders. Of this amount, $915, representing the fair value of the 897 shares acquired, was charged to treasury stock and $84,359, representing the excess of the amount paid over the estimated fair value of the shares, was charged to general and administrative expenses. The fair value of shares acquired was determined by independent appraisal.

3.    PAPERCLIP ASSET PURCHASE AND MANAGEMENT AGREEMENTS

      On April 15, 1997, the Company and PaperClip entered into a definitive agreement for the Company to acquire substantially all the assets and liabilities of PaperClip provided the transaction occurs by October 31, 1997. Consummation of this transaction is subject to various conditions including approval by the PaperClip shareholders. Under the agreement, the Company will acquire substantially all of the assets and assume substantially all of the liabilities of PaperClip for a purchase price of approximately 1,544,000 shares of the Company's common stock plus an equivalent number of the Company's Class B Warrants. Each Class B Warrant will entitle the holder to purchase one share of the Company's common stock at the exercise price of $6.00 per share. On January 29, 1997, the Company provided a $300,000 bridge loan to PaperClip for use as operating capital in exchange for a 12% convertible note from PaperClip secured by substantially all the assets of PaperClip. In accordance with an agreement between the parties, the Company has made unsecured advances to PaperClip of $529,052 for funding of working capital requirements. In addition, PaperClip will have the right to designate one member to the Company's board of directors.

      On April 15, 1997, the Company and PaperClip also entered into a management agreement which provides for the Company to manage the day-to-day operations of PaperClip until the closing of the acquisition or the termination of the asset purchase agreement. The management agreement designates the Company as responsible for the management of the day-to-day operations of the PaperClip business, subject at all times to the supervision and control of PaperClip management. Under the agreement, PaperClip is required to pay the Company $50,000 per month up to a maximum amount of $300,000.

     In the event the acquisition is not consummated by October 31, 1997, PaperClip is required to repay to the Company all loans, advances and receivables. Based on projected increases in PaperClip's revenues and cash flows from operations, it is expected that PaperClip would be able to repay these amounts in the event the acquisition is not consummated. However, it is reasonably possible that in the event the acquisition is not consummated and the projected increase in revenues and operating cash flows do not occur, PaperClip would be unable to repay some or all of the amounts due to the Company. See Note 14.

4.   INVENTORIES

     Inventories consist of the following:

                                                        JUNE 30,
                                                1996                   1997

     Production inventory              $       470,715       $       440,922
     Service inventory                         113,284                60,814
                                       ---------------       ---------------

                                               583,999               501,736

     Inventory for service contracts           (79,549)              (39,924)
                                       ---------------       ---------------

     Inventory available for sale      $       504,450       $       461,812
                                       ===============       ===============

     Inventory required at customer sites under service contacts is excluded from current assets as it is not expected to be consumed in the next year.

5.   FIXED ASSETS
     Fixed assets consist of the following:

                                                        JUNE 30,
                                               1996                    1997

     Computers and office equipment    $       763,168       $       785,510
     Furniture and fixtures                     38,261                38,993
     Purchased computer software               195,773               258,792
     Computer equipment held under
        capital leases                         561,249               115,523
                                       ---------------       ---------------
                                             1,558,451             1,198,818

     Accumulated depreciation and
       amortization                           (965,990)             (870,509)
                                       -----------------     ----------------

        Net fixed assets               $       592,461       $       328,309
                                       ==================    =================

     Depreciation and amortization expense related to fixed assets was $238,087 and $357,220 during fiscal 1996 and fiscal 1997, respectively.

6.   NOTES PAYABLE - RELATED PARTIES

     In May 1995, the Company entered into a line of credit with a corporation pursuant to which the Company borrowed $200,000 secured by certain accounts receivable of the Company. The interest rate on the outstanding balance of the line of credit was the prime rate in effect on the date of each advance plus 2% annum. The balance outstanding was $100,000 at June 30, 1995. The line of credit was repaid and terminated in September 1995. A director of the Company is the Chairman of that corporation.

     In May 1995, the Company entered into a line of credit with a trust, pursuant to which the Trustees loaned the Company $250,000 secured by certain accounts receivable of the Company. The interest rate on the outstanding balance of the line of credit was the prime rate in effect on the date of each advance plus 2% per annum. The line of credit was increased to $300,000 in June 1995 and the balance outstanding was $275,000 at June 30, 1995. The line of credit was repaid in July 1995. The Company made several additional borrowings and repayments under this line of credit throughout the first half of fiscal 1996. The final repayment was made in December 1995 when the line of credit was terminated. A director of the Corporation is the beneficiary of said trust.

     In August 1995, the Company entered into a line of credit agreement with a director pursuant to which the Company borrowed $1,335,415 at various dates. This amount was partially secured by certain future accounts receivable of the Company. Interest on the outstanding balance of the line of credit was payable at the prime rate plus 2%. In connection with the recapitalization described in Note 2, the director subsequently exchanged all indebtedness due under the line of credit in the principal amount of $1,335,415, plus $40,759 of unpaid interest, for 426,279 shares of common stock.

     In February 1996, the Company borrowed $250,000 from a director. Such borrowings were evidenced by a demand promissory note which bore interest at the rate of 10.25% per annum. The note, which was secured by certain accounts receivables, was repaid in full in February 1996.

     In March 1996, the Company borrowed $250,000 from a director. Such borrowings were secured by certain accounts receivable and were evidenced by a demand promissory note which bore interest at the rate of 10% per annum. The note was converted to a bridge loan in May 1996 (see Note 7).

     In April 1996, the Company borrowed $85,000 from a director for working capital purposes. The borrowings were evidenced by a demand promissory note which bore interest at the rate of 10% per annum. The note was repaid in full in May 1996.

7.   BRIDGE LOAN

     On May 28, 1996 the Company consummated a bridge financing pursuant to which it issued an aggregate of $1,500,000 principal amount of promissory notes which bear interest at 10% per annum. The notes are due and payable on the earlier of the closing of the sale of securities or other financing of the Company from which the Company receives gross proceeds of at least $2,500,000 or May 28, 1997. In conjunction with the bridge financing the Company issued 750,000 warrants. Each warrant entitles the holder to purchase one share of common stock for $1.50 during the three year period commencing May 28, 1997. The Company estimated the value of the warrants to be $150,000. This amount has been recorded as paid-in capital and was accreted to interest expense over the term of the bridge financing. Upon consummation of the public offering in October 1996, each warrant automatically converted to a warrant with the same terms and conditions as the warrants issued in conjunction with the public offering (Note 1).

8.   COMMITMENTS

     OPERATING LEASE

     The  Company  leases  building  space for office and plant  facilities.  In
     February 1996, the Company renegotiated the lease, extending it at substantially the same rate through December 31, 1997. Under the revised terms either party may terminate the lease with 60 days notice after December 31, 1997. Total rent expense for the years ended June 30, 1996 and 1997 amounted to approximately $82,000 and $78,000, respectively.

     The Company's remaining obligation under the building lease through the lease extension is approximately $39,000.

     CAPITAL LEASES

     The Company leases certain computer equipment under capital lease obligations totaling $34,142 at June 30, 1997. The related assets are included in fixed assets. Depreciation expense related to leased assets was approximately $241,850 and $112,000 during fiscal 1997 and 1996, respectively . Accumulated depreciation related to leased assets was $85,229 and $289,106 at June 30, 1997 and 1996, respectively.

     Obligations under the capital leases are recorded at the present value of future minimum lease payments using the interest rate implicit in the lease agreements. At June 30, 1997, the future minimum annual lease payments, together with the present value of the net minimum annual lease payments under the capital leases, are as follows:

     PERIOD ENDING JUNE 30,

     June 30, 1998                                           $      27,314
     June 30, 1999                                                   6,828
                                                              -------------
                                                                    34,142

     Less:  amount representing interest                             2,169
                                                              -------------

     Present value of net minimum lease payments                    31,973

     Less:  current portion                                         25,257
                                                              -------------
     Long-term portion of obligation under capital leases    $       6,716
                                                              =============

     PAPERCLIP COMMITMENT

     In connection with the management agreement with PaperClip, the Company is required to advance an additional $630,000 during the first half of the Company's Fiscal 1998.

9.   INCOME TAXES

     The tax effects of net operating loss ("NOL") carryforwards and temporary differences that give rise to the deferred tax assets and liabilities at June 30, 1996 and 1997 are as follows:

                                                         JUNE 30,
                                                   1996              1997

     Deferred tax assets:
        Net operating loss carryforwards       $3,240,000       $ 4,060,457
        Research and development costs
           capitalized for tax purposes           617,000         1,088,190
        Compensation related reserves              24,000            20,963
        Provision for doubtful accounts            20,100            16,013
        Inventory                                  88,800            85,457
                                                ---------       -----------
                                                3,989,900         5,271,080

     Deferred tax liabilities:
        Fixed assets                               (1,600)           (1,415)
                                                ----------       ----------

     Valuation allowance                       (3,988,300)       (5,269,665)

                                                ----------        ---------
     Net deferred tax asset                   $         -       $         -
                                               ===========        =========

     The Company records a valuation allowance for deferred tax assets, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has determined that a full valuation allowance is required in light of its history of operating losses since its inception.

     At June 30, 1997, the Company has total federal and state NOL carryforwards, prior to any limitations, available to reduce future taxable income of approximately $9,500,000, which expire in various amounts between the years 2002 and 2011, if not previously utilized. In the event of an ownership change, as defined under Section 382 of the Internal Revenue Code, utilization of NOL carryforwards in the period following the ownership change can be significantly limited. The Company has incurred several changes of ownership under these rules. As a result, utilization of the NOLs is subject to various limitations, depending upon the year in which the NOL originated. As of June 30, 1997 management estimates that approximately $6,300,000 of the Company's federal NOL carryforwards will be available to offset taxable income that may be generated within the carryforward period. Of this amount, approximately $1,300,000 is available for future utilization without limitation. The other $5,000,000 is subject to a limitation of approximately $330,000 of utilization per year limiting total utilization during the carryforward period to approximately $2,200,275. However, because the limitation calculations are complex and subject to review by the Internal Revenue Service, these limitations could be adjusted at a later date.

10.  STOCK OPTIONS

     In 1987 the Company adopted an employee and director stock option plan (the "1987 Plan"), pursuant to which the Company made grants of options through November 1994. As of June 30, 1996, there were options outstanding to purchase 1,921 shares under the 1987 Plan. In November 1994 the Company adopted a new employee stock option plan (the "1994 Employee Plan") and a stock option plan for non-employee directors (the "1994 Directors Plan"). The Company has reserved a number of shares of common stock for the 1994 Employee Plan equal to the difference between 12,162 and the number of shares issuable upon the exercise of options outstanding from time to time under the 1987 Plan. As of June 30, 1996, there were options outstanding to purchase 6,430 shares under the 1994 Employee Plan. As of June 30, 1996, there were options outstanding to purchase 1,014 shares under the 1994 Directors Plan. The Company has also granted options from time to time to consultants and in connection with equity and debt offerings. These options were granted at exercise prices which were not less than the fair market value of the common stock on the date the option was granted. As of June 30, 1996, there were non-plan options outstanding to purchase 891 shares. Both the 1987 Plan and the 1994 Plan provided for the grant of incentive stock options and non-qualified stock options. Incentive stock options under both plans were granted at an exercise price not less than the fair market value of the common stock on the date the option was granted. Non-qualified stock options under the 1987 Plan were granted at exercise prices not less than 50% of the fair market value of the common stock on the date the option was granted, while non-qualified stock options under the 1994 Plan were granted at exercise prices not less than the fair market value of the common stock on the date the option was granted. Options were to be exercised within ten (10) years from grant, except for incentive stock options issued to 10% stockholders which were to be exercised within five (5) years from grant. Options outstanding under the 1987 Plan and the 1994 Employee Plan vested at the rate of 20% on the first anniversary of the date of grant and 5% at the end of each additional three-month period of service. Options under the 1994 Directors Plan vested ratably over four years. Non-plan options vested in accordance with the terms of the particular option agreement. The range of vesting periods under non-plan options is from zero to three years.

     In August 1996, the Company terminated the 1994 Directors' Plan. In August 1996 the Company also terminated its 1987 Stock Option and Purchase Plan and 1994 Stock Option Plans (the "Terminated Plans") and adopted the 1996 Plan pursuant to which key employees of the Company, including directors who are employees, are eligible to receive grants of options to purchase common stock, at the discretion of the Compensation Committee. The Company has reserved 500,000 shares of common stock for issuance under the 1996 Plan. Options granted under the 1996 Plan can be either incentive stock options or non-qualified options, at the discretion of the Compensation
     Committee. On August 1, 1996 the Company cancelled the 8,351 options outstanding under the Terminated Plans (having exercise prices ranging from $74 to $240.50 per share) and granted options to purchase 263,351 (of the 263,351 options granted, 8,351 were immediately exercisable and the remainder vested in equal installments on the first and second anniversary of the grant) shares of Common Stock at an exercise price equal to $3.75 per share. On November 4, 1996, the Company granted options to purchase 15,000 shares of Common Stock at an exercise price of $4.13 per share.
     These Options vest in equal installments on the first and second anniversary of the grant. The options must be exercised within five years of the date of grant.

     As  of  June  30,  1996  and  1997,  the  following   stock  options  were
     outstanding:

               EXERCISE PRICE                  NUMBER OUTSTANDING
                PER SHARE                  JUNE 30, 1996     JUNE 30, 1997

            $     3.75                          -              193,837
                  4.13                          -               15,000
                 74.00                        891                   92
                119.88                        186                    -
                148.00                         98                   16
                222.00                      8,344                1,352
                240.50                        435                  135
                351.50                         14                   14
                399.60                        288                  288
                                          -------           ----------
                                           10,256              210,734
                                          =======           ==========

     The following is a summary of stock option activity for the years ended June 30, 1996 and 1997:

                                            1996              1997

     Outstanding, beginning of period     11,278               10,256
     Granted during period                 5,021              263,351
     Cancelled during period              (6,043)             (63,873)
     Exercised during period                   -                    -
                                         --------          ----------

     Outstanding, end of period           10,256              210,734
                                         ========           =========

     The fair value of each option granted in Fiscal 1997 is estimated on the date of grant using the Black-Sholes option-pricing model. The following assumptions were used in the model:


     Dividend yield                      0.0%
     Risk-free yields                    6.16% - 6.31%
     Expected volatility                 0.0%  - 4.2%
     Option terms                        5 years

     Had compensation cost for option grants to employees pursuant to the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share, for the year ended June 30, 1997 would have been increased by approximately $118,000 or $.04 per share. Because additional option grants are expected to be made each year, the proforma impact on the year ended June 30, 1997 is not representative of the proforma effects on reported net income in future years.

11.  INTERNATIONAL SALES AND MAJOR CUSTOMERS

     The Company sells optical archiving systems and related licenses for software products to customers domestically and internationally. International sales have all been denominated in U.S. dollars and were $214,000 and $107,483 in the year ended June 30, 1996 and 1997, respectively. The Company's sales to Canada represented 11% and 10% of total revenues for the year ended June 30, 1996 and 1997, respectively.

     Sales to three customers accounted for 35%, 22%, and 11% of revenues for the year ended June 30, 1996. Sales to one customer accounted for 10% of revenue for the year ended June 30, 1997.

12.  MANDATORILY REDEEMABLE PREFERRED STOCK

     In January 1995, the Company sold 50,000 shares of Series A preferred stock, $.01 par value, in a private placement to a trust for the benefit of one of the Company's directors. The selling price of $40 per share resulted in gross proceeds of $2,000,000. The Series A preferred stock had certain preferred liquidation, dividend and other rights, and was convertible into common stock upon consummation of an initial public offering of at least $4,000,000, at a rate of .135 shares of common stock for each share of Series A preferred stock. Dividends on the Series A preferred stock were cumulative at a rate of $4 per share annually. Accrued dividends were charged to accumulated deficit in the statement of mandatorily redeemable preferred stock and stockholders' equity (deficit).

     During the year ended June 30, 1996, the Company converted all of these shares and accumulated dividends on the preferred shares in the amount of $197,352 into 7,423 shares of common stock.

13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest for the years ended June 30, 1996 and 1997 was approximately $130,000 and $75,000, respectively.

     During the year ended June 30, 1996 there were a number of transactions in which the Company issued common stock without receiving any cash proceeds. In conjunction with the recapitalization discussed in Note 2, the Company issued 1,041,012 shares of common stock in forgiveness of debt totaling $2,697,544. As discussed in Note 12 during the period the Company issued 7,423 shares of common stock in exchange for outstanding preferred stock and accumulated unpaid dividends in the aggregate amount of $2,197,352. In January 1996 the Company issued 416,500 shares of common stock to an officer. Compensation expense in the aggregate amount of $744,000 was recognized in conjunction with this transaction including a non-cash charge of $424,830, representing the fair value of the common stock as determined by independent appraisal. The Company also issued 12,790 shares of common stock to various related parties (including 7,500 shares issued to a former officer of the Company) in satisfaction of services rendered to the Company totaling $36,930.

     During the year ended June 30, 1996, the Company acquired approximately $34,000 of computer equipment under a capital lease.

14.  SUBSEQUENT EVENT

     On September 12, 1997, the acquisition agreement between ASI and PaperClip was amended (the "Amended Agreement") to change the acquisition to a merger. As a result of this amendment, a newly-formed subsidiary of ASI will merge into PaperClip with PaperClip surviving as a subsidiary of ASI (the "Merger"). Consummation of this transaction is subject to various conditions, including approval by the PaperClip stockholders. Under the terms of the Amended Agreement, the PaperClip stockholders will be entitled to receive an aggregate of approximately 1.5 million shares of ASI's Common Stock plus an equivalent number of ASI Class B Warrants. Each Class B Warrant will entitle the holder to purchase one share of ASI Common Stock at an exercise price of $6.00 per share. In connection with the Merger, the holders of PaperClip's outstanding 12% Convertible Notes due December 1999 will exchange such notes for an aggregate of approximately 400,000 shares of non-voting redeemable preferred stock of PaperClip. After 18 months, the holders of the preferred stock will have the option to require ASI to purchase such shares for cash or ASI common stock and Class B Warrants. After 30 months, ASI shall have the right to redeem the preferred stock for cash or ASI Common Stock and Class B Warrants. The Company expects the Amended Agreement to be put to a vote of PaperClip shareholders during the second quarter of ASI's Fiscal 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
PaperClip Software, Inc.:


We have audited the accompanying balance sheets of PaperClip Software, Inc. (formerly PaperClip Imaging Software, Inc.) (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaperClip Software, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative cash flow from operations, has incurred losses from inception and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to future operations are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                                       /s/ Arthur Andersen LLP
                                                       -------------------------
                                                           Arthur Anderson LLP

Roseland, New Jersey
February 20, 1997


                            PAPERCLIP SOFTWARE, INC.

                   (FORMERLY PAPERCLIP IMAGING SOFTWARE, INC.)

                  BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995


                        ASSETS                                      1996               1995
                        ------                                  ------------    ------------

CASH AND CASH EQUIVALENTS (Note 1)                              $    220,573    $  3,661,009


ACCOUNTS RECEIVABLE (net of allowance for doubtful accounts
of $30,000 and $40,000 in 1996 and 1995, respectively)               275,527         267,024


PREPAID EXPENSES AND OTHER CURRENT ASSETS                             33,855           2,767
                                                                ------------    ------------

        Total current assets                                         529,955       3,930,800
                                                                ------------    ------------

EQUIPMENT, FURNITURE AND FIXTURES (Note 2):
  Computer and office equipment                                      669,889         549,569
  Furniture and fixtures                                             204,858         201,474
                                                                ------------    ------------
                                                                     874,747         751,043
  Less- Accumulated depreciation                                    (451,902)       (263,352)
                                                                ------------    ------------
                                                                     422,845         487,691
                                                                ------------    ------------
  OTHER ASSETS                                                        53,282          48,466
                                                                ------------    ------------
        Total assets                                            $  1,006,082    $  4,466,957
                                                                ============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         ----------------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Note 4)                  $  1,125,306    $    565,936


DEFERRED REVENUE (Note 2)                                             56,066          58,400


CURRENT PORTION OF CAPITALIZED LEASES (Note 4)                        49,442          49,807
                                                                ------------    ------------
        Total current liabilities                                  1,230,814         674,143
                                                                ------------    ------------

NOTES PAYABLE (Note 3)                                               129,691               0
                                                                ------------    ------------

CAPITAL LEASE, net of current portion (Note 4)                         3,966          49,442
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5):
  Common  stock,  authorized  30,000,000  shares;
    $.01 par  value;  issued  and outstanding
    7,722,188 and 3,599,750 shares in
    1996 and 1995, respectively                                       77,222          35,998
  Additional paid-in capital                                      16,362,395      15,753,539
  Accumulated deficit                                            (16,798,006)    (12,046,165)
                                                                ------------    ------------
        Total stockholders' equity (deficit)                        (358,389)      3,743,372
                                                                ------------    ------------
        Total liabilities and stockholders' equity (deficit)    $  1,006,082    $  4,466,957
                                                                ============    ============


The accompanying notes to financial statements are an integral part of these balance sheets.


                            PAPERCLIP SOFTWARE, INC.
                   (FORMERLY PAPERCLIP IMAGING SOFTWARE, INC.)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                      1996            1995            1994
                                                --------------  --------------  --------------

NET SALES (Notes 2 and 6)                         $ 1,968,750     $ 1,489,139     $ 1,059,924
                                                --------------  --------------  --------------
OPERATING EXPENSES:
 Salaries and related benefits                      1,391,725       1,292,654       1,164,430
 Research and development expenses
  (Note 2)                                          3,066,395       1,621,849       1,166,769
 Selling expenses                                   1,447,593         940,624         745,958
 General and administrative expenses                  905,137         846,817         864,863
                                                --------------  --------------  --------------
   Total operating expenses                         6,810,850       4,701,944       3,942,020
                                                --------------  --------------  --------------
   Loss from operations                            (4,842,100)     (3,212,805)     (2,882,096)
                                                --------------  --------------  --------------
OTHER INCOME (EXPENSE):
 Interest income                                       95,820          49,635           3,974
 Interest expense and financing costs (Note 3)         (5,561)     (1,073,800)         (9,500)
                                                --------------  --------------  --------------
                                                       90,259      (1,024,165)         (5,526)
                                                --------------  --------------  --------------
   Net loss                                      ($ 4,751,841)   ($ 4,236,970)   ($ 2,887,622)
                                                ==============  ==============  ==============
NET LOSS PER COMMON SHARE (Note 2)               ($       .63)   ($       .88)   ($       .85)
                                                ==============  ==============  ==============
WEIGHTED AVERAGE NUMBER COMMON
 SHARES OUTSTANDING (Note 2)                        7,576,260       4,792,932       3,392,434
                                                ==============  ==============  ==============


The accompanying notes to financial statements are an integral part of these statements.



                            PAPERCLIP SOFTWARE, INC.
                   (FORMERLY PAPERCLIP IMAGING SOFTWARE, INC.)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                               COMMON STOCK
                                         ----------------------    ADDITIONAL
                                            NUMBER        PAR        PAID-IN      SUBSCRIPTIONS       ACCUMULATED
                                           OF SHARES     VALUE       CAPITAL       RECEIVABLE           DEFICIT
                                         -----------  ---------  -------------  ---------------  -------------------

BALANCE, December 31, 1993                 1,286,604    $12,866    $ 5,078,339      $       0       ($  4,921,573)
 Issuance of stock for cash in
  private placement                          364,951      3,649      1,596,717              0        0
 Issuance of stock in lieu of cash
  compensation                                17,526        175         90,825              0        0
 Issuance of stock in payment
  of loans                                    81,662        817        294,183              0        0
 Issuance of stock for subscription
  receivable, net                             30,768        308         99,692       (100,000)       0
 Conversion of note payable to
  equity in January, 1995                          0          0         60,000              0        0
 Net loss for 1994                                 0          0              0              0        (2,887,622)
                                         -----------  ---------  -------------  ---------------     ----------------
BALANCE, December 31, 1994                 1,781,511     17,815      7,219,756       (100,000)       (7,809,195)
 Issuance of stock for note converted
  to equity in 1994                           18,489        185           (185)             0        0
 Payment of stock subscription
  receivable                                       0          0              0        100,000        0
 Issuance of stock and warrants
  for cash in public offering              1,525,931     15,260      6,495,129              0        0
 Issuance of stock and warrants
  for Bridge Note conversion in
  public offering                            273,819      2,738      1,393,739              0        0
 Issuance of Bridge Warrants                       0          0        645,000              0        0
 Sale of underwriter of purchase
  options                                          0          0            100              0        0
 Net loss for 1995                                 0          0              0              0        (4,236,970)
                                         -----------  ---------  -------------  ---------------  -------------------
BALANCE, December 31, 1995                 3,599,750     35,998     15,753,539              0        (12,046,165)
 Exercise of Bridge Warrants                 247,090      2,471        553,566              0        0
 2 for 1 stock split                       3,846,840     38,468        (38,468)             0        0
 Exercise of stock options                    28,508        285         33,338              0        0
 Net loss for 1996                                 0          0              0              0        (4,751,841)
 Options granted at less than
  fair value                                       0          0         60,420              0        0
                                         -----------  ---------  -------------  ---------------  -------------------
BALANCE, December 31, 1996                 7,722,188    $77,222    $16,362,395      $       0       ($ 16,798,006)
                                         ===========  =========  =============  ===============  ===================


The accompanying notes to financial statements are an integral part of these statements.


                            PAPERCLIP SOFTWARE, INC.
      (FORMERLY PAPERCLIP IMAGING SOFTWARE, INC.) STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                            1996            1995            1994
                                                      ----------  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            ($ 4,751,841)   ($ 4,236,970)  ($ 2,887,622)
 Adjustments to reconcile net loss to net cash used
  in operating activities--
  Depreciation and amortization                             188,550         108,999      72,651
  Expense recognized for options granted at less
   than fair market value                                    60,420               0           0
  Stock issued in lieu of cash compensation                       0               0      91,000
  Issuance of Bridge Warrants                                     0         645,000           0
  (Increase) decrease in accounts receivable, net            (8,503)       (142,214)     28,345
  (Increase) decrease in prepaid expenses and other
   current assets                                           (31,088)         (2,767)     14,500
  (Increase) decrease in other assets                        (4,816)        (44,000)     15,074
  Increase (decrease) in accounts payable and
   accrued expenses                                         559,370        (474,056)    614,990
  (Decrease) increase in deferred revenue                    (2,334)         58,400           0
                                                      --------------  ----------  --------------
     Net cash used in operating activities               (3,990,242)     (4,087,608) (2,051,062)
                                                  --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES--
 Purchases of equipment, furniture and fixtures            (123,704)       (203,849)   (62,693)
                                                      --------------  --------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of stock and warrants for
  cash in initial public offering, net of costs                   0       6,510,389          0
 Proceeds from issuance of bridge notes                   2,365,000               0
 Proceeds from sale of purchase warrants                          0             100          0
 Repayment of bridge financing                                    0        (968,523)         0
 Proceeds from borrowings from stockholders                       0               0     50,000
 Proceeds from issuance of stock for cash                         0               0  1,600,365
 Proceeds from exercise of bridge warrants                  556,037               0          0
 Proceeds from exercise of stock options                     33,623               0          0
 Proceeds from notes payable                                129,691               0     60,000
 Proceeds from common stock subscriptions receivable              0         100,000          0
 Payments on capitalized leases                             (45,841)        (33,859)         0
 Payments of notes payable to stockholder                         0        (155,000)         0
                                                      --------------  --------------  --------------
   Net cash provided by financing activities                673,510       7,818,107   2,110,365
                                                      --------------  --------------  --------------
   Net (decrease) increase in cash                       (3,440,436)      3,526,650      (3,390)
CASH AND CASH EQUIVALENTS, beginning of year              3,661,009         134,359     137,749
                                                      --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of year                  $   220,573     $ 3,661,009   $  134,359
                                                  ==============  ==============  ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid for interest                                       $5,561     $  123,350      $      0
                                                            ========    ===========    ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES:
  Common stock (81,661 shares in 1994) issued
   to satisfy loans payable to stockholders
   and in conversion of notes payable                        $    0     $        0      $295,000
  Assets acquired under capital lease
   obligations                                                    0        133,108             0
  Issuance of stock in exchange of Bridge Notes                   0      1,396,477             0
                                                            ========    ===========    ==========


The accompanying notes to financial statements are an integral part of these statements.

                            PAPERCLIP SOFTWARE, INC.
                   (FORMERLY PAPERCLIP IMAGING SOFTWARE, INC.)
                          NOTES TO FINANCIAL STATEMENTS



(1)  ORGANIZATION:

     PaperClip Software, Inc. (formerly PaperClip Imaging Software, Inc.) (the "Company"), a Delaware corporation, is engaged in the development and distribution of off-the-shelf computer software for document management and imaging systems. The Company's systems allow users of personal computer networks to scan, file, retrieve, display, print and route documents and other software objects (such as word processing files, spreadsheets and electronic mail), while continuing to use their existing application software. The systems can be integrated with many personal computer applications with little or no programming and can file and retrieve documents without the time consuming step of manually labeling or indexing each document.

     During 1995, the Company completed an initial public offering (the IPO) of 1,799,750 shares of its common stock, and 1,799,750 redeemable Class A purchase warrants. The common stock and Class A warrants were purchased in pairs at $5.10 per pair but were separately transferable immediately after completion of the IPO.

     The Company's financial statements have been presented on the basis that is
a  going  concern,   which  contemplates  the  realization  of  assets  and  the satisfaction of liabilities in the normal course of business.

     The Company is subject to the risks and difficulties encountered by any new business, including competition from existing companies offering the same or similar services, lack of financial resources and minimal previous record of operations, earnings or revenues. The Company has incurred losses from inception, has negative cash flows from operating activities and has signed a letter of intent for the potential sale of its assets (see Note 9). These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Use of Estimates in the Preparation of Financial Statements-

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition-

     The Company generates revenues from licensing the rights to use its software products directly to distributors, resellers, original equipment manufacturers (OEM's), and end users.

     Revenues from licenses are recognized upon shipment of the software if there are no significant post delivery obligations, if collection is probable and if payment is due within one year. Under the license, the Company provides telephone support at no additional charge for periods not exceeding one year. The estimated cost of providing such support is not significant. Revenues from consulting services are recognized as services are performed.

     Commencing in 1995, the Company offered post contract services, which included software version upgrades only, and consulting and training services related to installation and implementation of the Company's product. Total revenues from post contract services were not significant for 1996 and 1995. Revenues paid by the customer prior to performance of post contract services are deferred and recognized over the term of the post contract service agreement, usually one year. Deferred revenue included in the balance sheet at December 31, 1996 and 1995 was $56,066 and $58,400, respectively.

     Cash and Cash Equivalents-

     Cash  and  cash  equivalents   consist  primarily  of  cash  at  banks  and
investments with maturities of three months or less.

     Equipment, Furniture and Fixtures-

     Equipment, furniture and fixtures are stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets (five to seven years).

     Software Development Costs-

     Statement of Financial Accounting Standards No. 86 requires capitalization of software development cost from the time of establishment of technological feasibility for the computer software product until the time when the product is available for general release to customers. Management of the Company has determined that technological feasibility and availability for release are virtually simultaneous and, therefore, no development costs have been capitalized in the accompanying financial statements.

     Long - Lived Assets-

     During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

     Accounting for Stock-Based Compensation-

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The adoption of this pronouncement had no impact on the Company's financial condition or results of operations, however, additional disclosures have been included in the financial statements (see Note 7).

     Federal Income Taxes-

     The Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" (SFAS 109), which provides for the recognition of deferred tax assets, net of an applicable valuation allowance, related to net operating loss carryforwards and certain temporary differences.

     At December 31, 1996, the Company had net Federal operating loss carryforwards (NOL) of approximately $16,182,000 which expire at various dates through 2011. Due to losses sustained by the Company, management was unable to determine that realization of the deferred tax asset was more likely than not and, thus, has provided a full valuation allowance. As a result of a change in control resulting from the Company's IPO (see Note 5) or which may result upon the sale of the Company, the Company's NOL that would be available to offset future taxable income may be subject to annual limitations.

     Net Loss Per Common Share-

     Net loss per common share is computed based upon the weighted average number of common shares and common share equivalents outstanding if dilutive during each year. Shares issuable upon exercise of warrants related to the April 5, 1995 Bridge Financing have been included in the computation of net loss per share for all periods prior to the IPO (see Note 3). All per share amounts have been retroactively adjusted for the two-for-one common stock split on May 31, 1996. On June 12, 1996, there was a two-for-one split of the Company's warrants.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which makes certain changes to the manner in which earnings per share is reported. The Company is required to adopt this standard for the year ended December 31, 1997. The adoption of this standard will require restatement of prior years' earnings per share if the impact is material.

(3)  DEBT:

     On April 5, 1995, the Company consummated a bridge financing in which the Company issued notes (the Bridge Notes) in the aggregate principal amount of $2,365,000 and 430,000 warrants (the Bridge Warrants) to acquire an aggregate of 430,000 shares of common stock at an exercise price equal to the IPO price for the common stock less $2.75. The Bridge Warrants are exercisable for five years from the date of issuance. In connection with the IPO, $1,396,477 of the Bridge Notes were converted for 273,819 shares of common stock and related warrants (see Note 5). The balance of the principal amount of the Bridge Notes and related interest were repaid with proceeds from the IPO. During 1996, 247,090 Bridge Warrants were exercised. At December 31, 1996, 182,910 (365,820 post split - see Note 2) Bridge Warrants were outstanding. The $645,000 difference between the exercise price of the Bridge Warrants and the $3.75 estimated fair value of the common stock at the date of the bridge financing has been charged to interest expense and a credit to be paid in capital in 1995.

     The Bridge Notes bore interest at the rate of 9% per annum, and additional costs associated with their issuance of $307,450 are reflected in interest expense and financing costs in the 1995 statement of operations.

     During 1996, the Company issued $129,691 of Convertible Notes (the Notes) to certain shareholders of the Company. The Notes bear interest at 12% per annum and are convertible into common stock at a rate of $.30 per share. The Notes mature in December, 1999. The Notes become due upon the occurrence of certain events of default, as defined.

4)   COMMITMENTS AND CONTINGENCIES:

     William Weiss, Chief Executive Officer and Sol Rosenberg, President have each entered into an employment agreement with the Company for a term ending December 31, 1998. In accordance with their respective contracts, each of Messrs. Weiss and Rosenberg is entitled to $120,000 per annum. Messrs. Weiss and Rosenberg's annual compensation will be increased to $150,000 per annum after the end of the first fiscal year in which the Company is profitable. In addition, Mr. Rosenberg's contract provides for a severance payment not to exceed $120,000 and requires the Company to purchase and maintain disability insurance for his benefit.

     The Company leases its office spaces under a noncancellable operating lease. Future minimum rental payments required under this lease are $119,000, $36,000 and $15,000 for 1997, 1998 and 1999, respectively. In addition, the Company leases office furniture under a capital lease agreement requiring principal payments of $49,000 and $4,000 in 1997 and 1998, respectively. Rent expense was approximately $119,000, $120,000 and $122,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     In the last quarter of 1995, the Company purchased from Cheyenne, for $100,000, the NOSS product line, which the Company had previously been licensing from Cheyenne. Cheyenne also granted to the Company a nonexclusive, perpetual, irrevocable, nontransferable, worldwide, royalty free license with respect to certain other software the Company had previously been licensing from Cheyenne. Prior to the purchase, the Company had paid Cheyenne in excess of $300,000 in royalties. In January, 1996, the parties further agreed that Cheyenne will forward to the Company all orders received by Cheyenne for the NOSS products and will be paid a commission of 15% with respect to each such order.

(5)  STOCKHOLDERS' EQUITY (DEFICIT):

     On February 17, 1994, the Company issued 264,367 shares of common stock to qualified investors at $5.19 per share. Net cash proceeds from the offering were $1,178,640. As part of the offering, 32,934 shares were issued to existing stockholders in repayment of loans of $80,000 and in lieu of cash compensation of $91,000.

     During 1994, the Company obtained an advance of $60,000 for working capital purposes from First Albany Corporation. In January, 1995, the Company issued 18,489 shares to First Albany at $3.25 per share in settlement of the above advance.

     In addition, the Company issued 30,768 shares of common stock prior to December 31, 1994, the payment of which was received in 1995.

     On December 30, 1994, the Company issued 133,518 shares of common stock to qualified investors at $3.25 per share. Net cash proceeds from the offering were $421,725. As part of the offering, 66,254 shares at $3.25 per share were issued to existing stockholders in repayment of loans of $215,000.

     In September,  1995, the Company  completed an initial public offering (the
IPO) of 1,799,750 shares of its common stock, and 1,799,750 redeemable Class A purchase warrants (Class A warrants) including shares issued on conversion of Bridge Warrants (see Note 3). The common stock and Class A warrants were purchased in pairs at $5.10 per pair but were separately transferable immediately after completion of the IPO. Cash proceeds from the IPO were $6,510,389, net of expenses of $1,271,859.

     The Company granted to the underwriter of the IPO a five year option to purchase up to ten percent (10%) of: (i) the number of shares of common stock sold in the IPO (the Stock Purchase Option), at a price of $6.75 per share; and
(ii) the number of Class A Warrants sold in the IPO (the Warrant Purchase Option), at a price of $0.135 per Class A Warrant. The Stock Purchase Option and the Warrant Purchase Option are collectively referred to as the "Purchase Options." The Purchase Options may be separately and independently exercised.

(6)  MAJOR CUSTOMERS:

     The Company sells its products primarily through mass distributors and approximately 200 independent Value Added Resellers ("VARS"). The VARS sell and install these products at end user sites. Sales to one major customer for the year ended December 31, 1996 was approximately 15%. Sales to four major customers for the year ended December 1995 were approximately 10%, 11%, 15% and 20% . Sales to two major customers for the year ended December 31, 1994 were 25% and 14%.

(7)  STOCK OPTION PLAN:

     1993 Stock Option Plan-

     The Company adopted a stock option plan (the "1993 Stock Option Plan"), effective March 8, 1993, covering 58,126 shares of the Company's common stock, pursuant to which employees of the Company are eligible to receive incentive stock options. The 1993 Stock Option Plan, which expires in 2003, is administered by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of purchase of options is determined by the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of the grant. The options vest as follows: 25% in year 1, 30% in year 2, and 45% in year 3.

Stock option transactions for the 1993 Stock Option Plan are summarized as follows-


                                          Year Ended December 31
                                ------------------------------------------
                                           Exercise               Exercise
                                   1996      Price      1995       Price
                                --------   --------   -------    ---------
Outstanding, beginning of year   58,126      $2.60    58,126       $2.60
Granted                               0       0.00         0        0.00
Exercised                             0       0.00         0        0.00
Canceled or expired             (24,939)      2.60         0        0.00
                                --------   --------   -------    ---------
Outstanding, end of year         33,187      $2.60    58,126       $2.60
                                ========   ========   =======    =========

     As of December 31, 1996, all of the options outstanding under the 1993 Stock Option Plan were exercisable at $2.60 per share.

     1995 Stock Option Plan-

     In May, 1995 the Company adopted a stock option plan (the "1995 Stock Option Plan") covering 1,000,000 shares of common stock, pursuant to which officers, directors and employees of the Company and certain other persons conferring benefit upon the Company will be eligible to receive stock options. The 1995 Stock Option Plan, which expires on March 1, 2005, is administered by the Board of Directors. The selection of participants, allotment of shares, determination of price, vesting and other conditions of purchase of options is determined by the Board of Directors. Stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant.

Stock option transactions for the 1995 Stock Option Plan are summarized as follows-

                                            Year Ended December 31
                                ------------------------------------------
                                            Exercise               Exercise
                                   1996       Price      1995       Price
                                --------    --------   -------    ---------
Outstanding, beginning of year   140,200  $1.13-$2.50        0     $0
Granted                          370,342  $.05-$2.50   140,200     $1.13-2.50
Exercised                        (28,508) $1.13-$2.55        0     $0
Canceled or expired              (14,600) $1.13              0     $0
                                --------    --------   -------    ---------
Outstanding, end of year         467,434  $.05-$2.50   140,200     $1.13-$2.50

     During 1996, 50,000 options were granted to three employees at less than fair market value. The difference of $60,420 between the exercise price and the fair market value of the Company's stock on the grant date has been charged to operations with a corresponding credit to additional paid in capital. Certain of the options vest as follows: 33% in 1995, 66% in 1996 and 100% in 1997. As of December 31, 1996, 200,519 options were exercisable at prices ranging from $.05 to $2.50 per share.

     Effective January 1, 1996, the Company adopted the provisions of SFAS 123, "Accounting for Stock-Based Compensation." As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, the net loss would have been increased by approximately $88,000 with a $.01 per share effect in 1996 and approximately $32,000 with $.01 per share effect in 1995. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1996 and 1995 was $1.33 and $1.13, respectively.

     The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $1.89 in 1996 and $1.87 in 1995 and the following weighted average assumptions; risk-free interest rate of 7.5% in 1996 and 1995, volatility of 75% for 1996 and 1995, and dividend yield of 0% for 1996 and 1995.

(8)  EXPORT SALES:

     Export sales were approximately 18.6%, 21.3% and 16.5% of the Company's net sales for the years ended December 1996, 1995 and 1994, respectively.

(9)  SUBSEQUENT EVENT:

     On January 2, 1997, the Company signed a letter of intent with Access Solutions International Inc. (Access) for the sale of the Company's assets and assumption of certain liabilities by Access for approximately $5.8 million. The purchase price would be paid by the issuance of approximately 1,544,000 shares of Access' common stock plus an equivalent number of Access Class B Warrants. Each warrant would entitle the holder to purchase one share of Access common stock at an exercise price of $6.00 per share. The parties are currently negotiating a definitive purchase agreement. In addition, on January 29, 1997, Access advanced $300,000 to the Company and the Company signed a convertible promissory note maturing on January 27, 1998. The promissory note bears interest at 12% and is convertible into common stock of the Company at $.25 per share at the option of Access.



PAPERCLIP SOFTWARE, INC.
CONDENSED BALANCE SHEETS -- JUNE 30, 1997 (Unaudited) AND DECEMBER 31, 1996

                                                     June 30             Dec 31,
                                                     1997                 1996

ASSETS
CASH and CASH EQUIVALENTS                            $181,728          $220,573
ACCOUNTS RECEIVABLE (net of
allowance for doubtful accounts
of $40,000 at June 30, 1997
and December 31, 1996                                 359,031           275,527
PREPAID EXPENSES AND OTHER CURRENT ASSETS                 565            33,855
                                                          ---            ------

Total current assets                                  541,324           529,955
                                                      -------           -------

EQUIPMENT, FURNITURE AND FIXTURES
Computer and office equipment                         386,597           669,889
Furniture and fixtures                                204,858           204,858
                                                      -------           -------

                                                      591,455           874,747
Less- Accumulated depreciation                        (276,609)        (451,902)
                                                      ---------        --------

                                                      314,846           422,845
                                                      -------           -------

OTHER ASSETS                                           50,624            53,282
                                                       ------            ------

Total assets                                         $906,794        $1,006,082
                                                     ========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
ACCOUNTS PAYABLE AND ACCRUED EXPENSES              $1,275,982        $1,125,306
LOANS PAYABLE - ASI                                 1,037,433


DEFERRED REVENUE                                       19,045            56,066
CAPITALIZED LEASE                                      29,260            49,442
                                                       ------            ------

Total current liabilities                           2,361,720         1,230,814
NOTES PAYABLE                                         129,691           129,691
CAPITAL LEASE, NET OF CURRENT PORTION                                     3,966

STOCKHOLDERS' EQUITY (DEFICIT) Common stock,  authorized 30,000,000 shares; $.01 par  value;  issued  and  outstanding  8,065,521  shares  on June  30,  1997 and
7,722,188 shares
at December 31, 1996                                   80,655             77,222
Additional paid-in capital                         16,412,045         16,362,395
Accumulated deficit                               (18,077,317)      (16,798,006)
                                                   ------------      -----------

Stockholders' equity (deficit)                     (1,584,617)         (358,389)
                                                    -----------      -----------

Total liabilities and
stockholders' equity (deficit)                       $906,794         $1,006,082
                                                     ========         ==========




PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
UNAUDITED
                                        THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                        1997            1996            1997          1996

NET SALES                              $635,559        $495,545        $920,868     $983,575
                                       --------        --------        --------     --------

OPERATING EXPENSES:
Salaries and related benefits           410,437         389,789         719,806      752,981
Research and development expenses       275,171         830,828         655,656    1,464,053
Selling expenses                        119,158         402,771         326,378      596,590
General and administrative expenses     211,637         247,623         479,841      492,689
                                        -------         -------         -------      -------

Total operating expenses              1,016,403       1,871,011       2,181,681    3,306,313
                                      ---------       ---------       ---------    ---------

Loss from operations                   (380,844)     (1,375,466)     (1,260,813)  (2,322,738)
                                       ---------     -----------     -----------  -----------

OTHER INCOME (EXPENSE):
Interest income                             687          41,658           3,137       67,983
Interest expense                        (14,254)         (1,672)        (21,637)      (3,147)
                                        --------         -------        --------      -------

                                        (13,567)         39,986         (18,500)      64,836
                                        --------         ------         --------      ------

Net loss                              ($394,411)    ($1,335,480)    ($1,279,313) ($2,257,902)
                                      ==========    ============    ============ ============

LOSS PER COMMON SHARE                    ($0.05)         ($0.18)         ($0.16)      ($0.30)
                                         =======         =======         =======  ===========

WEIGHTED AVERAGE NUMBER COMMON
SHARES OUTSTANDING                    8,065,521       7,620,692       7,951,893    7,435,815
                                      =========       =========       =========   ===========


PAPERCLIP SOFTWARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
UNAUDITED
                                                         1997              1996
OPERATING ACTIVITIES:
Net loss                                           ($1,279,311)     ($2,257,902)
Adjustments to reconcile net loss to
net cash used in operating activities-
Depreciation                                          107,999            75,852
(Increase) in accounts receivable                      (83,504)        (107,026)
Decrease (Increase)                in prepaid
expenses and other current assets                      33,290           (21,683)
Decrease in other assets                                2,658               366
Increase in accounts payable,
accrued expenses and deferred revenues                113,655            59,307
                                                      -------            ------

Net cash used in operating activities               (1,105,213)      (2,251,086)
                                                    -----------      -----------

INVESTING ACTIVITIES -- Purchases of
equipment, furniture and fixtures                                      (107,587)

FINANCING ACTIVITIES:
Proceeds from issuance of stock in
exchange for Bridge Warrants and cash                                   616,456
Proceeds from issuance of stock in
exchange for Stock Options and cash                     1,000            33,624
Issuance of stock for compensation                     52,083
Proceeds from borrowings                            1,037,433
Payments on capitalized leases                         (24,148)         (22,520)
                                                       --------         --------

Net cash provided by financing activities           1,066,368           627,560
                                                    ---------           -------

Net (decrease) increase in cash                        (38,845)      (1,731,113)

CASH, beginning of period                             220,573         3,661,009
                                                      -------         ---------

CASH, end of period                                  $181,728        $1,929,896
                                                     ========        ==========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Interest paid                                          $1,700            $1,672
                                                       ======            ======

PAPERCLIP SOFTWARE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) JUNE 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Registration Statement and Prospectus and Form 10-KSB (for the year ended December 31, 1996) as filed with the Securities and Exchange Commission.

NOTE B -- LOSS PER SHARE

The loss per share amounts in the statement of operations have been computed in accordance with a Staff Accounting Bulletin (SAB) of the Securities and Exchange Commission. According to the SAB, common stock and common stock warrants issued are to be treated as common stock equivalents outstanding for all periods presented if such common stock was issued or such common stock warrants may be exercised, at a price substantially below the public offering price. As a consequence of the Company's offering of 1,799,750 shares of its common stock at $5.00 per share in an initial public offering, its warrants issued to the Bridge Note holders, entitling the holders thereof to acquire an aggregate of 430,000 shares of the Company's common stock at an exercise price of $2.25,would be treated as common stock equivalents unless their inclusion be antidilutive. The unexercised Bridge Warrants have not been treated as common stock equivalents at June 30, 1996 or June 30, 1997 as their inclusion would be antidilutive. The share data contained in this note does not take into account a 2 for 1 stock split effected as of May 1996.

                          UNAUDITED PRO FORMA CONDENSED
                         COMBINED FINANCIAL INFORMATION

     The unaudited pro forma condensed combined statement of operations of Access Solutions International, Inc. ("Access") for the year ended June 30, 1997 presents the operating results for Access as if the proposed acquisition (the "Acquisition") had occurred as of July 1, 1996. The accompanying unaudited pro forma condensed combined balance sheet as of June 30, 1997 gives effect to this transaction as if it had occurred on June 30, 1997.

     The unaudited pro forma condensed combined financial information should be read in conjunction with the accompanying notes, the historical financial statements and notes thereto of Access included herein and the historical financial statements and notes thereto of PaperClip Software, Inc. ("PaperClip") included herein.

     The unaudited pro forma condensed combined financial statements are provided for informational purposes only and are not necessarily indicative of the results of operations or financial condition that would have been achieved had the Acquisition actually occurred as of the dates indicated or of the future results of operations or financial condition of Access. The pro forma adjustments are based upon available information and certain assumptions that Access currently believes are reasonable in the circumstances. If the transaction is consummated, Access' financial statements will reflect its effect only from the date such transaction occurs. The pro forma adjustments are applied to the historical consolidated financial statements of Access and PaperClip to account for the Acquisition using the purchase method of accounting. Under purchase accounting, the total purchase cost of PaperClip will be allocated to the assets and liabilities acquired based on their relative fair values as of the date the transaction is closed, with any excess of the total purchase price over the fair value of the tangible assets acquired less the fair value of the liabilities assumed recorded as intangible assets. The cost allocations will be based on appraisals and other studies, which are not yet completed. Accordingly, the final allocations will be different from the amounts reflected herein. Although the final allocations will differ, the pro forma condensed combined financial information reflects Access management's best estimate based on currently available information.

                                                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                                              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                                                       Twelve Months Ended June 30, 1997
                                                                  (Unaudited)

                                                        Historical                Pro-forma           Pro-forma
                                                 Access            PaperClip      Adjustments         Combined
Net sales:
  Products                                    $     500,682       $ 1,906,043    $          -      $ 2,406,725
  Services                                          590,896                 -               -          590,896
                                            ----------------   ---------------  --------------    -------------
   Total net sales                                1,091,578         1,906,043               -        2,997,621
                                            ----------------   ---------------  --------------    -------------
Cost of sales:
  Products                                          133,453                 -         895,619 (1)    1,029,072
  Services                                          256,777                 -               -          256,777
                                            ----------------   ---------------  --------------    -------------
  Total cost of sales                               390,230                 -         895,619        1,285,849
                                            ----------------   ---------------  --------------    -------------
Gross profit                                        701,348         1,906,043        (895,619)       1,711,772
                                            ----------------   ---------------  --------------    -------------
   General and administrative expense             1,494,792         1,040,914         614,511 (2)    3,150,217
   Research and development expense               1,651,322         2,750,337               -        4,401,659
   Selling expense                                  928,080         1,894,967               -        2,823,047
                                            ----------------   ---------------  --------------    -------------
     Total expenses                               4,074,194         5,686,218         614,511       10,374,923
                                            ----------------   ---------------  --------------    -------------
Operating Loss                                   (3,372,846)       (3,780,175)     (1,510,310)      (8,663,151)
                                            ----------------   ---------------  --------------    -------------
     Interest income                                112,538            30,974                          143,512
     Interest expense                              (100,066)          (24,051)         18,710 (3)     (105,407)
                                            ----------------   ---------------  --------------    -------------
Net loss                                       $ (3,360,374)     $ (3,773,252)    $(1,481,420)    $ (8,625,046)
                                            ================   ===============  ==============    =============

Dividends on PaperClip preferred stock                                                (15,563)(4)      (15,563)
Net loss applicable to common stock              (3,360,374)       (3,773,252)     (1,506,983)      (8,640,609)
Net loss per common share (5)                         (1.05)                                             (1.82)
Weighted average common shares outstanding (5)     3,205,381                                         4,749,819

                           See accompanying Notes to Pro Forma Condensed Combined Statement of Operations

          Notes to Pro Forma Condensed Combined Statement of Operations
                         For the Twelve Months Ended June 30,1997

(1) For purposes of determining the pro forma amortization of intangible assets, Access has estimated that the intangible assets of PaperClip include existing software products of $2,686,858. The amortization period for this asset is estimated to be three years. The final costs allocation and amortization period for PaperClip will be based on appraisals and other studies which have not yet been completed.

(2) For purposes of determining the pro forma amortization of intangible assets, Access has estimated that the intangible assets of PaperClip include goodwill of $3,697,554. The amortization period for this asset is estimated to be five years. The final costs allocation and amortization period for PaperClip will be based on appraisals and other studies which have not yet been completed.

     In addition, charges of $125,000 for management services from Access to PaperClip have been eliminated.

(3) In connection with the Acquisition, the convertible promissory notes of PaperClip will be converted into preferred shares of PaperClip. In addition, PaperClip has recorded interest expense related to the bridge loan. These adjustments reflect the elimination of interest expense associated with these convertible promissory notes and the bridge loan.

(4) This adjustment reflects the 12% dividends on the PaperClip preferred shares.

(5) Pro forma earnings per common share is computed by dividing pro forma net loss by Access' historical weighted average number of common shares outstanding after giving effect to the issuance of 1,544,438 shares in connection with the Acquisition.

                                                    ACCESS SOLUTIONS INTERNATIONAL, INC.
                                                  PRO FORMA CONDENSED COMBINED BALANCE SHEET
                                                                 JUNE 30, 1997
                                                                  (Unaudited)

                                                               Historical         Pro-forma           Pro-forma
                                                     Access       PaperClip      Adjustments          Combined
Assets
Current assets:
Cash and cash equivalents                          $ 1,889,446      $  181,728      $ (176,752) (1)     $ 1,894,422
Trade accounts receivable, net of allowance
 for doubtful accounts                                 238,914         359,031               -              597,945
Inventories                                            461,812               -               -              461,812
Prepaid expenses and other current assets              183,159             565               -              183,724
                                                  -------------   -------------  --------------       --------------
Total current assets                                 2,773,331         541,324        (176,752)           3,137,903
Fixed assets, net                                      328,309         314,846               -              643,155
Other assets:
  Notes  and advances receivable                       829,052                        (829,052)(2)                -
  Deposits and other assets                              9,603          50,624               -               60,227
  Remote service inventory, net                         39,924               -               -               39,924
Purchased software products                                  -               -       2,686,858 (3)        2,686,858
Goodwill                                                     -               -       3,697,554 (4)        3,697,554
                                                  =============   =============  ==============       ==============
Total assets                                       $ 3,980,219       $ 906,794     $ 5,378,608          $ 10,265,621
                                                  =============   =============  ==============       ==============

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses              $   370,717     $ 1,275,982       $ 120,888  (5)     $ 1,767,587
Loans payable                                                -       1,037,433      (1,037,433) (6)               -
Current installments of capital lease obligations       25,257          29,260               -               54,517
Accrued salaries and wages                             204,604               -               -              204,604
Deferred revenues - prepaid service contracts          329,841          19,045               -              348,886
                                                  -------------   -------------  --------------       --------------
  Total current liabilities                            930,419       2,361,720        (916,545)           2,375,594
Notes payable                                                -         129,691        (129,691)(7)                -
Capital lease obligations, excluding current
  installments                                           6,716               -               -                6,716
                                                  -------------  --------------  --------------       --------------
  Total liabilities                                    937,135       2,491,411      (1,046,236)           2,382,310
                                                  -------------  --------------  --------------       --------------
PaperClip preferred stock                                    -               -         129,691 (7)          129,691
Stockholders' equity:
Common stock                                            39,652          80,655         (65,211)(8)           55,096
Additional paid-in capital                          17,637,694      16,412,045     (11,716,953)(9)       22,332,786
Accumulated deficit                                (14,616,206)    (18,077,317)     18,077,317 (10)     (14,616,206)
Treasury stock                                         (18,056)              -               -              (18,056)
                                                 -------------  --------------   -------------        -------------
   Total stockholders' equity and
               PaperClip preferred                   3,043,084      (1,584,617)      6,424,844            7,883,311
                                                 -------------  --------------   -------------        -------------
   Total liabilities and stockholders' equity      $ 3,980,219       $ 906,794     $ 5,378,608         $ 10,265,621
                                                 =============  ==============   =============        =============

                                  See accompanying Notes to Pro Forma Condensed Combined Balance Sheet

               Notes to Pro Forma Condensed Combined Balance Sheet
                                  June 30, 1997

(1) Reflects the payment of $176,752 of legal, accounting, due diligence and other costs related to the Acquisition.

(2) Reflects the elimination of the $300,000 bridge loan and advances of $529,052.

(3) Access has estimated that the intangible assets of PaperClip include existing software products of $2,686,858. The final cost allocation for PaperClip will be based on appraisals and other studies which have not yet been completed.

(4) Access has estimated that the intangible assets of PaperClip include goodwill of $3,697,554. The final cost allocation for PaperClip will be based on appraisals and other studies which have not yet been completed.

(5) Reflects $120,888 of adjustments to PaperClip's historical accrued expenses balance to reflect severance costs for certain PaperClip employees.

(6) Reflects the elimination of the $300,000 bridge loan and advances of $737,433.

(7) In connection with the Acquisition, the convertible promissory notes of PaperClip will be converted into preferred shares of PaperClip.

(8) Reflects the elimination of PaperClip's historical common stock balance and the issuance of 1,544,438 shares of Access common stock.

(9) Reflects the elimination of PaperClip's additional paid-in capital balance and the issuance of 1,544,438 shares of Access common stock and $6 warrants.

(10) Reflects the elimination of PaperClip's historical retained earnings balance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    DIRECTOR AND EXECUTIVE OFFICERS. The current ASI directors and executive officers are as follows:


    NAME AND AGE                                   POSITION
Malcolm G. Chace, 62 (1)(2)........Director
Robert H. Stone, 47 (1)............President, Chief Executive Officer, Director
Thomas E. Gardner, 59 (1)(2).......Chief Financial Officer, Treasurer, Director
Marvyn Carton, 79 (1)..............Director
Howard W. Yenke, 60 ...............Director, Chairman
Adrian Hancock, 50.................Director
George H. Steele, III, 52..........Vice President - Business Development
Denis L. Marchand, 44..............Financial Controller
----------------

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

      All directors hold office until the annual meeting of stockholders next following their election and/or until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Information with respect to the business experience and affiliations of the ASI directors and the executive officers is set forth below.

      MR. CHACE was Chairman of the Board of ASI from December 1994 until June 26, 1997 and has been a director since October 1991. Mr. Chace has been a Vice President and director of Point Gammon Corporation, a Chace family investment company, since 1986. Mr. Chace is also Chairman of Mossberg Industries, Inc. ("Mossberg"), a manufacturer of plastic reels principally used by the wire industry, Chairman of Bank Rhode Island, and a director of Berkshire Hathaway Company. He previously served as a director of Rhode Island Hospital Trust National Bank.

      MR. STONE was elected President and Chief Executive Officer of ASI on August 1, 1996. Prior to joining ASI, Mr. Stone was Director of Marketing of Standard Duplicating Machines Corporation since June 1994 and prior to that President of Marketplex, Inc., a marketing services company, since 1992. From June 1989 to February 1992, Mr. Stone was Director of Product Marketing of Riso, Inc., a developer and distributor of high speed printing systems.

      MR. GARDNER has served as Chief Financial Officer of ASI since April 1996, Treasurer since May 1994 and has been a director since May 1994. Mr. Gardner does not serve full time as ASI's Chief Financial Officer or Treasurer. Mr. Gardner has also served as the President of LJT Associates (a planning and financial consulting firm) since April 1992. From 1979 to October 1992, Mr. Gardner was Senior Vice President at Rhode Island Hospital Trust National Bank. Mr. Gardner has served on various Rhode Island and Providence commissions and committees and currently serves as the Rhode Island Governor's appointee to the Depositors' Economic Protection Corporation Performance Review Committee. Mr. Gardner, through LJT Associates, is presently providing consulting services to Point Gammon Corporation.

      MR. CARTON has been a director of ASI since 1994. Mr. Carton is a Director Emeritus of Allen & Company, Incorporated, an investment banking and financial services company. Mr. Carton began his employment at Allen & Company, Incorporated in September 1948 and held various positions at Allen & Company, Incorporated until his retirement in 1991 from the office of Executive Vice President. Mr. Carton has been a Director of Acquisition Resources Ltd., an oil and gas company, since 1993, the Chairman of Brown University Third Century Fund from 1981 to 1987 and Co-Chairman since then. Mr. Carton has also served in the past as a member of the boards of directors of Syntex Corporation (a pharmaceuticals company), Frank B. Hall (an insurance and financial services firm), and American Axle & Manufacturing Co., among others.

      MR. YENKE has been a director of ASI since May 1997 and Chairman of the Board since June 1997. Mr. Yenke also serves as a consultant to ASI. See "Consulting Arrangement" below. Mr. Yenke has been President, Chief Executive Officer and a director of LANart Corp., a producer of local area network connectivity products, since June 1996. From November 1995 to May 1996, Mr. Yenke was President of the Yenke Group, a consulting firm. He was President, Chief Executive Officer and a director of Enterprise Development Cooperation, Inc. and Technology Development Holdings Company, Inc., two affiliated venture capital companies targeted to emerging growth technology, from November 1994 to October 1995. From 1989 to 1994, he was President, Chief Executive Officer and a director of Boca Research, Inc., a developer and producer of PC enhancement products. He is also a director of Checkmate Electronics, Inc., a manufacturer of point of sale products, Communications Systems International, a producer of digital global positioning products for certain industries, and Rexall Sundown, Inc., a producer of consumer health products.

      MR. HANCOCK has been a director of ASI since May 1997. Mr. Hancock has been a member of the Planning Technologies Group, a consulting firm, since 1995. He was also Director of International Operations of the Timberland Company, a footwear and apparel manufacturer, from 1993 to 1995. From 1992 to 1993 Mr. Hancock was a management consultant.

      MR. STEELE has served as Vice President - Business Development since April 1997. Mr. Steele, a founder of ASI, previously served as Vice President-Marketing from June 1995 to March 1997 and as Director of Marketing from April 1988 to June 1995. Mr. Steele is the architect of both OAS and GIGAPAGE. Prior to joining ASI, he was program manager of new products and development for Aquidneck Data Corporation, and President of New England Data Research, an embedded computer systems development company.

      MR. MARCHAND has served as Financial Controller since September 1994. From July 1993 to September 1994 he was a Firm Administrator for Rubin, Hay & Gould, P.C., a law firm located in Framingham, MA. From October 1990 through May 1993 he was the financial controller of the U.S. subsidiary of EWAG Corporation, a high precision grinding machine manufacturer. Mr. Marchand holds an M.B.A. degree from Bryant College, is a certified internal auditor and has successfully passed the Uniform Certified Public Accountant's examination.

      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934 requires ASI's officers and directors, and persons who own more than 10% of a registered class of ASI's equity securities ("insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Insiders are required by SEC regulation to furnish ASI with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to ASI, ASI believes that during its fiscal year ended June 30, 1997 all Section 16(a) filing requirements applicable to its insiders were complied with.

ITEM 10.      Executive Compensation

      DIRECTOR COMPENSATION. ASI's directors do not receive cash compensation for service on the Board of Directors, although they are reimbursed for certain out-of-pocket expenses in connection with attendance at Board and committee meetings. The ASI Board is currently considering the adoption, subject to stockholder approval, of a non-employee director stock option plan (the "Directors Plan") pursuant to which each existing non-employee director would be granted an option to purchase 25,000 shares of AST Common Stock on the effective date of the Directors Plan and any non-employee directors elected in the future would be granted an option to purchase 25,000 shares of ASI Common Stock on the date of their election. In addition, each non-employee director will automatically be granted an option to purchase 5,000 shares of ASI Common Stock on the date of each annual meeting of stockholders. Each option would have an exercise price equal to the fair market value of the ASI Common Stock on the date of grant and would vest in five equal annual installments commencing on the grant date.

      EXECUTIVE COMPENSATION. SUMMARY COMPENSATION TABLE. The following table sets forth certain information with respect to the compensation paid by ASI for services rendered during the fiscal year ended June 30, 1997 to the chief executive officer and the other executive officers of ASI whose compensation exceeded $100,000 (the "Named Executive Officers").

                                ANNUAL COMPENSATION      LONG-TERM COMPENSATION
                                                               AWARDS

                                                        SECURITIES
NAME AND                       FISCAL            PAID   UNDERLYING     ALL OTHER
PRINCIPAL POSITION              YEAR    SALARY   BONUS  OPTIONS     COMPENSATION

Robert H. Stone, President      1997    125,241   --     50,000         --
and Chief Executive Officer     1996     --       --       --           --

Hector Wiltshire, President     1997     --       --       --           --
and Chief Executive Officer (1) 1996     --       --       --       744,000(2)

(1) Mr. Wiltshire was interim President and Chief Executive Officer from January 1996 to July 1996.

(2) Includes a non-cash charge of $424,830 representing the fair value of Common Stock issued to Mr. Wiltshire in exchange for his service as President, relinquishment of warrants from a prior bridge loan and consideration for a $250,000 short term loan. See "Certain Transactions -Transactions with Mr. Wiltshire." The shares would carry an aggregate value of $1,561,875 if priced at the initial offering price of $3.75 per share (assuming no allocation of the offering price to the Redeemable Warrants included in the Units).

      Option Grants in Last Fiscal Year. The following table sets forth certain information with respect to option grants during the fiscal year ended June 30, 1997 to the Named Executive Officers.

                   NUMBER         PERCENT OF
                   SECURITIES     TOTAL OPTIONS     EXERCISE
                   UNDERLYING     GRANTED TO        OR BASE
                   OPTIONS        EMPLOYEES         PRICE          EXPIRATION
NAME               GRANTED        IN FISCAL YEAR    ($/SH)         DATE


Robert H. Stone.... 40,000        17%               $3.75          8/01/01
                    10,000 (1)     4%               $3.75          8/01/01

Hector Wiltshire... --            --                  --                --

(1) These options expired June 30, 1997, see "Employment Agreement" below.

      Year-End Option Table. During the fiscal period ended June 30, 1997, none of the Named Executive Officers exercised any options issued by ASI. The following table sets forth information regarding the stock options held as of July 1, 1997 by the Named Executive Officers.

                   NUMBER OF SECURITIES             VALUE OF UNEXERCISED IN-THE-
                   UNDERLYING UNEXERCISED             MONEY-OPTIONS AT FISCAL
                   OPTIONS AT FISCAL YEAR-END             YEAR END

NAME               EXERCISABLE    UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE

Robert H. Stone..   20,000         20,000           $0            $0
Hector Wiltshire.   --             --               $0            $0

      STOCK OPTION PLANS. In August 1996, ASI terminated the 1994 Directors Stock Option Plan (the "1994 Directors Plan"), which was a stock option plan for non-employee directors. There are options outstanding to purchase 1,014 shares pursuant to the 1994 Directors Plan at an exercise price of $222 per share. Under the 1994 Directors Plan, upon a director's election to the Board, the director was automatically awarded an option to purchase 338 shares of ASI Common Stock, at an exercise price equal to 100% of the fair market value on the date the option was granted. The option then vested 25% on each of the first through fourth anniversaries of the date of the grant.

      In August 1996, ASI terminated its 1987 Stock Option and Purchase Plan and 1994 Stock Option Plan (the "Terminated Plans") and adopted the 1996 Plan pursuant to which key employees of ASI, including directors who are employees, are eligible to receive grants of options to purchase ASI Common Stock for issuance under the 1996 Plan. Options granted under the 1996 Plan can be either incentive stock options or non-qualified options, at the discretion of the Compensation Committee. On August 1, 1996, ASI canceled the 8,351 options outstanding under the Terminated Plans (having exercise prices ranging from $74 to $240.50 per share) and granted options to purchase 248,351 (of which 8,351 are immediately exercisable) shares of ASI Common Stock at an exercise price equal to $3.75 per share.

      NON-PLAN OPTIONS. From time to time, ASI has issued options to purchase shares of ASI Common Stock to certain consultants and in connection with certain equity and debt financings provided to ASI. As of September 1, 1997, ASI had non-plan options to purchase 891 shares of ASI Common Stock outstanding; of such amount, options to purchase 236 shares, 52 shares, 18 shares and 203 shares were held by Mr. Christopher Ingraham (a former director of ASI), Mr. Matthius Lukens (a former officer of ASI), Mr. Chace and Mossberg, respectively. Mr. Chace is the Chairman of Mossberg. The non-plan options are all 100% vested and the exercise price of the options range from $74 to $399.60 per share. Mr. Ingraham received his options as compensation for services rendered to ASI as a consultant, each of Messrs. Chace and Lukens received his options as compensation for serving as a director, and Mossberg received its options in connection with certain debt financing it provided to ASI.

      EMPLOYMENT AGREEMENT. ASI entered into a two-year employment agreement with Mr. Stone pursuant to which he is employed full-time as President and Chief Executive Officer effective August 5, 1996. Pursuant to the terms of the employment agreement, Mr. Stone receives an annual base salary of $137,500, and is entitled to bonus compensation (payable within 10 days following the receipt of ASI's audited financial statements for the fiscal year ended June 30, 1997) calculated as follows: (1) if ASI has a pre-tax profit for fiscal 1997 of $500,000 or less, 5% of such pre-tax profit; and (ii) if ASI has a pre-tax profit for fiscal 1997 or more than $500,000, 10% of such pre-tax profit. The bonus was paid by the grant in August 1996 to Mr. Stone of an incentive stock option to purchase 10,000 shares of ASI Common Stock at an exercise price of $3.75 per share, vesting only if the pre-tax profits for fiscal 1997 exceed $500,000 and the balance (calculated by subtracting from the total bonus the amount determined by multiplying any difference between (i) the market price per share of the ASI Common Stock on June 30, 1997 and (ii) $3.75, by 10,000) in cash. The options expire immediately if the above conditions are not met. Since there was no pre-tax profit in Fiscal 1997, no bonus was payable, so the options do not vest and expired on June 30, 1997. Bonuses for any subsequent fiscal years during which Mr. Stone is employed will be determined by the Board of Directors. Mr. Stone also was granted 40,000 incentive stock options under the 1996 Plan, with an exercise price equal to $3.75, vesting 50% at July 31, 1997 and the remainder at July 31, 1998, so long as he continues to be employed by ASI. Additionally, Mr. Stone is entitled to participate in any incentive compensation, bonus and stock option plan established by ASI for the benefit of executive level employees of ASI to the extent prescribed by the Board of Directors. Pursuant to the terms of the employment agreement, if Mr. Stone's employment is terminated by the Board of Directors other than for "cause," he is entitled to receive severance payments equal to the greater of six months salary or the balance of his then current salary through June 30, 1997 (or, if such termination occurs after June 30, 1997, through the last day of ASI's fiscal year in which such termination occurs). The employment agreement expires on July 31, 1998, subject to successive automatic one-year renewals unless terminated by ASI at least 90 days prior to the expiration of the term. Mr. Stone is restricted from competing with ASI and prohibited from disclosing any confidential information regarding ASI during and following his period of employment.

      CONSULTING ARRANGEMENT. Mr. Yenke, Chairman of the Board, has served as a consultant to ASI since June 26, 1997. For such services he receives $2,000 per month.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to ASI with respect to beneficial ownership of the ASI Common Stock as of July 1, 1997 by
(i) each stockholder who is known by ASI to own beneficially more than 5% of the outstanding ASI Common Stock, (ii) each of ASI's directors, (iii) the Named Executive Officers of ASI as of the end of ASI's fiscal year, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.

 Name and Address of                    Shares of Common Stock     Percentage of
 BENEFICIAL OWNER                       BENEFICIALLY OWNED          COMMON STOCK

Malcolm G. Chace (1)                         757,381                   19.10%
c/o Point Gammon Corporation
731 Hospital Trust Building
Providence, RI   02903

Robert H. Stone (2)                           20,000                      *
c/o Access Solutions International, Inc.
650 Ten Rod Road
North Kingstown, RI   02852

Marvyn Carton (3)                                507                      *
675 Sanctuary Drive
Boca Raton, FL   33431

Thomas E. Gardner (4)                          13,891                     *
c/o Point Gammon Corporation
731 Hospital Trust Building
Providence, RI   02903

Howard W. Yenke                                  ---                     ---
c/o Lanart Corp.
145 Rosemary Street
Needham, MA   02194

Adrian Hancock                                   ---                     ---
c/o The Planning Technologies Group
92 Hayden Avenue
Lexington, MA   02173

Directors and Executive Officers as a Group
(8 persons) (5)                               811,435                   20.27

----------------------------------------------------

(1) Includes 169 shares of ASI Common Stock issuable upon exercise of currently exercisable stock options. Excludes 203 shares of ASI Common Stock owned of record by Mossberg, of which Mr. Chace is the Chairman of the Board of Directors. Mr. Chace disclaims beneficial ownership of the shares of ASI Common Stock owned of record by Mossberg.

(2) Consists of 20,000 shares of ASI Common Stock issuable upon exercise of stock options exercisable within 60 days of the date hereof.

(3) Includes 169 shares of ASI Common Stock issuable upon exercise of currently exercisable stock options

(4) Includes 67 shares of ASI Common Stock jointly held with Leslie A. Gardner

(5) Includes 1,758 shares of ASI Common Stock issuable upon exercise of currently exercisable options, and 37,500 shares of ASI Common Stock issuable upon exercise of stock options exercisable within 60 days of the date hereof

*    Less than 1%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS BETWEEN ASI AND PAPERCLIP

      On January 29, 1997, ASI provided a $300,000 loan to PaperClip for use as operating capital in exchange for a convertible note of PaperClip (the "PaperClip Note"). The PaperClip Note is due and payable on January 27, 1998, bears interest at a rate of 12% per annum payable quarterly and is secured by a first priority security interest in all of PaperClip's assets. At any time all or a portion of the outstanding principal amount of the PaperClip Note may be converted into shares of PaperClip Common Stock at a conversion price of $.25 per share.

     Since April 15, 1997, ASI has been responsible for (i) the management of the day-to-day operations of PaperClip, subject to the oversight, review, supervision and control of PaperClip's Board of Directors, and (ii) advancing, on behalf of PaperClip, funds under an operating budget pursuant to the terms of the Management Agreement.

      ASI and PaperClip entered into a one-year non-exclusive regional distribution agreement commencing June 1, 1997. Under the terms of this agreement, ASI acts as a distributor for PaperClip's products in the United States to dealers and resellers. ASI's sole compensation under this agreement is its gross profit on any products sold, which is equal to any excess of the price at which ASI distributes the products to its customers over the price at which PaperClip licenses the products to ASI.

CERTAIN TRANSACTIONS BETWEEN ASI AND ITS AFFILIATES

      TRANSACTIONS WITH MR. CHACE. In connection with the 1996 Bridge Financing, Mr. Chace purchased from ASI five units, each consisting of a $50,000 promissory note and a warrant to purchase 25,000 shares of ASI Common Stock. A portion of the proceeds of the IPO were used to repay the indebtedness incurred in connection with the 1996 Bridge Financing. Additionally, upon consummation of the IPO, Mr. Chace received 125,000 New Warrants in exchange for the 1996 Bridge Warrants he had acquired in connection with the 1996 Bridge Financing.

      TRANSACTIONS WITH MR. WILTSHIRE. In January 1996, ASI issued 416,500 shares of ASI Common Stock to Hector D. Wiltshire in consideration for (i) Mr. Wiltshire's agreement to serve as ASI's interim President and Chief Executive Officer; (ii) his agreement to relinquish the warrants he had acquired in connection with the $500,000 bridge financing he provided to ASI in September 1995; and (iii) his agreement to lend ASI $250,000 on a short-term basis. As a result, ASI incurred a compensation expense in the amount of $744,000, including a non-cash charge of $424,830 representing the fair value of the ASI Common Stock as determined by independent appraisal. Mr. Wiltshire simultaneously transferred 208,250 shares to each of his two adult children.

      In January 1996, ASI borrowed $250,000 from Mr. Wiltshire. This loan, secured by certain accounts receivable of ASI, bore interest at the rate of the prime rate plus 2% per annum (10.25% on February 29, 1996) and was repaid in full on February 29, 1996.

      TRANSACTIONS WITH MR. LUKENS. Pursuant to an agreements dated as of July 14, 1997, Matthias E. Lukens, Jr., a former President and Chief Executive Officer and a former Vice President-Research and Development of ASI, resigned as an officer and employee of ASI and ASI agreed to pay Mr. Lukens severance benefits equal to six months salary or $57,200. ASI also agreed to exchange incentive stock options to purchase 24,311 shares of ASI Common Stock at an exercise price of $3.75 pursuant to the 1996 Plan for non-qualified stock options to purchase 24,311 shares of ASI Common Stock at an exercise price of $3.75 pursuant to the 1996 Plan.

      FAIRNESS OF CERTAIN TRANSACTIONS. ASI believes that the terms of each of the foregoing transactions are at least as favorable to ASI as could be obtained from third parties in arms' length transactions. Article XI of the ASI By-laws governs transactions between ASI and its directors. An affirmative vote of a majority of disinterested directors is required to authorize a contract or transaction entered into with a director of ASI; provided, however, that the director's interest in the contract or transaction is disclosed or known to the disinterested directors. Any future contract or transaction between ASI and its directors will be transacted in accordance with the provisions of the By-laws. Any future contract or transaction between ASI and its officers and affiliates will be transacted in the same manner.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)    Exhibits.

   2.1 Asset Purchase Agreement dated as of April 15, 1997 between PaperClip and ASI (incorporated by reference to Exhibit 2(a) of ASI's Current Report on Form 8-K dated April 18, 1997)

   2.2 Management Agreement dated as of April 15, 1997 between PaperClip and ASI (incorporated by reference to Exhibit 2(b) of ASI's Current Report on Form 8-K dated April 18, 1997)

   2.3 Letter agreement to amend Asset Purchase Agreement with PaperClip dated September 12, 1997.

   3.1 Amended and Restated Articles of Incorporation of ASI (incorporated by reference to Exhibit 3(a) of ASI's Registration Statement on Form SB-2, File No. 333-5285)

   3.2 By-laws of ASI (incorporated by reference to Exhibit 3(b) of ASI's Registration Statement on Form SB-2, File No. 333-5285)

   4.1 Redeemable Warrant Agreement dated October 16, 1996 (incorporated by reference to Exhibit 3(c) of ASI's Registration Statement on Form SB-2, File No. 333-5285)

   10.1 Real Estate Lease dated 1993 by and between Bakeford Properties and ASI, as amended by Agreement dated December 6, 1995, and as further amended by Agreement dated February 8, 1996 (incorporated by reference to Exhibit 10(a) of ASI's Registration Statement on Form SB-2, File No. 333-5285)

   10.2 ASI's 1987 Stock Option Plan (incorporated by reference to Exhibit 10(b) of ASI's Registration Statement on Form SB-2, File No. 333-5285)

   10.3 ASI's 1994 Stock Option Plan (incorporated by reference to Exhibit 10(c) of ASI's Registration Statement on Form SB-2, File No. 333-5285)

   10.4 ASI's 1996 Stock Option Plan (incorporated by reference to Exhibit 10(d) of ASI's Registration Statement on Form SB-2, File No. 333-5285)

   10.5 ASI's 1994 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10(e) of ASI's Registration Statement on Form SB-2, File No. 333-5285)

   10.6 Employment Agreement dated as of July 31, 1996 between ASI and Robert H. Stone (incorporated by reference to Exhibit 10(aa) of ASI's Registration Statement on Form SB-2, File No. 333-5285)

   10.7 Distribution  Agreement  dated  as of  June  1,  1997  between  ASI  and
        PaperClip

   10.8 Secured Promissory Note issued by PaperClip (incorporated by reference to Exhibit 10.4 of ASI's quarterly on form 10-QSB for the 10.8 quarter ended December 31, 1996)

   10.9 Registration Rights Agreement dated January 29, 1997 between ASI and PaperClip (incorporated by reference to Exhibit 10.5 of ASI's Quarterly Report on Form 10-QSB for the quarter ended December 1996)

   23.  Consent of Arthur Andersen LLP (to be filed by amendment)

   27   Financial Data Schedule

   (b)  Forms 8-K.

     Current Report on Form 8-K dated April 18, 1997 with respect to Asset Purchase Agreement with PaperClip.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACCESS SOLUTIONS INTERNATIONAL, INC.



Dated:  October 3, 1997                  By:/s/ Robert H. Stone
                                            ------------------------------------
                                                Robert H. Stone
                                                President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on October 3, 1997.

        SIGNATURE                            TITLE

/s/ Malcolm G. Chace            Director
---------------------
Malcolm G. Chace

/s/ Robert H. Stone             President, Chief Executive Officer and Director
---------------------
Robert H. Stone

/s/ Denis L. Marchand           Chief Accounting Officer
---------------------
Denis L. Marchand

/s/ Thomas E. Gardner           Chief Financial Officer and Director
---------------------
Thomas E. Gardner

/s/ Marvyn Carton               Director
---------------------
Marvyn Carton

/s/ Howard W. Yenke             Director and Chairman of the Board
---------------------
Howard W. Yenke

/s/ Adrian Hancock              Director
---------------------
Adrian Hancock