Form 10KSB/A
period 1997-06-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 1997-10-20
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB/A


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

Documents Incorporated by Reference:
    None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits.

   2.1 Asset Purchase Agreement dated as of April 15, 1997 between PaperClip and ASI (incorporated by reference to Exhibit 2(a) of ASI's Current Report on Form 8-K dated April 18, 1997)

   2.2 Management Agreement dated as of April 15, 1997 between PaperClip and ASI (incorporated by reference to Exhibit 2(b) of ASI's Current Report on Form 8-K dated April 18, 1997)

  *2.3 Letter agreement to amend Asset Purchase Agreement with PaperClip dated September 12, 1997.

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

   10.3 ASI's 1994 Stock Option Plan (incorporated by reference to Exhibit 10(c) of ASI's Registration Statement on Form SB-2, File No. 333-5285)

   10.4 ASI's 1996 Stock Option Plan (incorporated by reference to Exhibit 10(d) of ASI's Registration Statement on Form SB-2, File No. 333-5285)

   10.5 ASI's 1994 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10(e) of ASI's Registration Statement on Form SB-2, File No. 333-5285)

   10.6 Employment Agreement dated as of July 31, 1996 between ASI and Robert H. Stone (incorporated by reference to Exhibit 10(aa) of ASI's Registration Statement on Form SB-2, File No. 333-5285)

  *10.7 Distribution  Agreement  dated  as of  June  1,  1997  between  ASI  and
        PaperClip

   10.8 Secured Promissory Note issued by PaperClip (incorporated by reference to Exhibit 10.4 of ASI's quarterly on form 10-QSB for the 10.8 quarter ended December 31, 1996)

   10.9 Registration Rights Agreement dated January 29, 1997 between ASI and PaperClip (incorporated by reference to Exhibit 10.5 of ASI's Quarterly Report on Form 10-QSB for the quarter ended December 1996)

 **23.  Consent of Arthur Andersen LLP

  *27.  Financial Data Schedule

  _______________
*  Previously filed
** Filed herewith

 (b)  Forms 8-K.

     Current Report on Form 8-K dated April 18, 1997 with respect to Asset Purchase Agreement with PaperClip.