Form 10QSB
period 1997-09-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 1997-11-14
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549



FORM 10-QSB



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended September 30, 1997



                                       or

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

                                 (401) 295-2691

                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of November 10, 1997 was 3,963,940.

                      Access Solutions International, Inc.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                         PAGE

Item 1.    Financial Statements

           Condensed   balance sheets--September 30, 1997 (unaudited)
           and June 30, 1997                                                3

           Condensed  (unaudited) statements of operations -- Three
           months ended  September 30, 1997 and 1996                        5

           Condensed  (unaudited)  statements of cash flows -- Three
           months ended September 30, 1997 and 1996                         6

           Notes to unaudited condensed financial
           statements                                                       7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                17

Signatures                                                                 19

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets



                                                                September 30,            June 30,
                                                                     1997                  1997
                                                                  (Unaudited)

Assets
Current assets:
    Cash and cash equivalents                                        $598,332          $1,889,446
    Trade accounts receivable, net of allowance for
         doubtful accounts of $41,652 and $53,199                     201,265             238,914
    Inventories                                                       485,972             461,812
    Prepaid expenses and other current assets                         181,995             183,159
                                                                  -----------         -----------
       Total current assets                                         1,467,564           2,773,331

Fixed assets, net                                                     323,595             328,309

Other assets:
    Advances - PaperClip                                            1,181,690             529,052
    Notes receivable - PaperClip                                      300,000             300,000
    Deposits and other assets                                          59,649              49,527
                                                                  -----------         -----------
    Total other assets                                              1,541,339             878,579
                                                                    ---------         -----------
Total assets                                                       $3,332,498          $3,980,219
                                                                   ==========          ==========










See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                            Condensed Balance Sheets


                                                                  September 30,           June 30,
                                                                     1997                  1997
                                                                  (Unaudited)

Liabilities and stockholders' deficit
  Current liabilities:
    Accounts payable                                                 $442,880            $227,490
    Current installments of capital lease obligations                  25,893              25,257
    Accrued expenses                                                  204,150             143,227
    Accrued salaries and wages                                         82,467             204,604
    Deferred revenue-prepaid service contracts                        235,196             329,841
                                                                      -------             -------
         Total current liabilities                                    990,586             930,419

Capital lease obligations, excluding current installments                 -                 6,716
                                                                                       ----------
         Total liabilities                                            990,586             937,135
                                                                     --------            --------

Stockholders' equity:
    Common Stock, $.01 par value, 13,000,000
      shares authorized, 3,965,199 shares issued                       39,652              39,652
Additional paid-in capital                                         17,637,694          17,637,694
    Accumulated deficit                                           (15,317,378)        (14,616,206)
                                                                  ------------        ------------

                                                                    2,359,968           3,061,140

    Treasury stock, at cost (1,259 shares)                            (18,056)            (18,056)
                                                                  ------------        ------------
         Total stockholders' equity                                 2,341,912           3,043,084
                                                                   ----------           ---------
         Total liabilities and stockholders' equity                $3,332,498          $3,980,219
                                                                   ===========         ==========










Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)

                                                    Three months ending
                                                    September 30,
                                                          1997                1996
Net sales:
    Products                                          $193,413            $162,797
    Services                                           131,643             140,338
                                                       -------             -------
           Total net sales                             325,056             303,135
                                                       -------             -------

Cost of sales:
    Products                                           138,449              20,312
    Services                                            71,213              55,358
                                                      --------           ---------
           Total cost of sales                         209,662              75,670
                                                       -------           ---------

Gross profit                                           115,394             227,465
                                                       -------             -------

Operating expenses:
    General and administrative expense                 274,022             277,200
    Research and development expense                   376,231             420,175
    Selling expense                                    191,361             215,310
                                                       -------             -------
           Total operating expenses                    841,614             912,685
                                                       -------             -------

           Loss from operations                       (726,220)           (685,220)
                                                     ----------          ----------

Other revenue and expenses:
    Interest income                                     25,795               3,243
    Interest expense                                      (747)            (82,155)
                                                    -----------         -----------
           Total other expenses                        (25,048)            (78,912)
                                                    -----------         -----------

Net loss                                             ($701,172)          ($764,132)
                                                    ===========          ==========

Primary net loss per common share                     ($.18)                ($.51)
                                                    ===========          ==========


Weighted average number of
common shares                                        3,963,940           1,511,865







See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                                  For the Three Months Ended
                                                                  September 30,
                                                                        1997           1996
                                                                 -----------    -----------
Cash flows from operating activities:
  Net loss                                                         ($701,172)     ($764,132)
                                                                 -----------    -----------

Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization                                       37,040        139,299
  Provision for doubtful accounts                                    (11,547)          --
  Changes in operating assets and liabilities:
     Trade accounts receivable                                        49,197        333,110
     Inventories                                                     (12,980)       (15,988)
     Prepaid expenses and other current assets                         1,164         11,385
     Accounts payable                                                215,390        271,340
     Accrued expenses                                                (61,213)        36,102
     Deferred revenue - prepaid service contracts                    (94,645)      (129,771)
                                                                 -----------    -----------

         Total adjustments                                           122,406        645,477
                                                                 -----------    -----------

 Cash used by operating activities                                  (578,766)      (118,655)
                                                                 -----------    -----------

Cash flows from investing activities:
  Additions to fixed assets                                          (31,980)       (96,012)
  Additions to other assets                                             (979)          --
  Loans and advances to PaperClip                                   (652,639)          --
  Deferred acquisition costs                                         (20,670)          --
                                                                 -----------    -----------

  Cash used  by investing activities                                (706,268)       (96,012)
                                                                 -----------    -----------

Cash flows from financing activities:
  Proceeds from bridge loans                                            --           37,694
  Repayments  of capital lease obligations                            (6,080)        40,690
  Net payments under note payable-bank                                  --          (50,000)
Deferred financing costs                                                --         (229,551)
                                                                 -----------    -----------
  Cash used by financing activities                                   (6,080)      (201,167)
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                         (1,291,114)      (415,834)

Cash, beginning of period                                          1,889,446        537,831
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $   598,332    $   121,997
                                                                 ===========    ===========




See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. ("ASI") annual report on Form 10-KSB for the year ended June 30, 1997.

2.  PaperClip  Merger and Management Agreements

On April 15, 1997, ASI and PaperClip Software, Inc. ("PaperClip") entered into an Asset Purchase Agreement for ASI to acquire substantially all the assets and liabilities of PaperClip (the "Agreement"). On September 12, 1997, the agreement was amended (the "Amended Agreement") to change the acquisition to a merger. As a result of this amendment, a newly-formed subsidiary of ASI will merge into PaperClip with PaperClip surviving as a subsidiary of ASI (the "Merger"). Consummation of this transaction is subject to various conditions, including approval by the PaperClip stockholders. Under the terms of the Amended Agreement, the PaperClip stockholders will be entitled to receive an aggregate of approximately 1.5 million shares of ASI's Common Stock plus an equivalent number of ASI Class B Warrants. Each Class B Warrant will entitle the holder to purchase one share of ASI Common Stock at an exercise price of $6.00 per share. In connection with the Merger, the holders of PaperClip's outstanding 12% Convertible Notes due December 1999 will exchange such notes for an aggregate of approximately 400,000 shares of non-voting redeemable preferred stock of PaperClip. After 18 months, the holders of the preferred stock will have the option to require the surviving corporation or ASI to purchase such shares for cash or ASI common stock and Class B Warrants. After 30 months, ASI will have the right to redeem the Preferred Stock for cash or ASI Common Stock and Class B Warrants.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

ASI's sales consist of sales of products and services. Products sold by ASI consist of COLD systems, software and hardgoods including replacement disk drives, subassemblies and miscellaneous peripherals. ASI also sells document management software in accordance with a distribution agreement with PaperClip Software signed June 1, 1997 (see note 2 to the unaudited condensed financial statements). Services rendered by ASI include post-installation maintenance and support. ASI recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. ASI sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. ASI recognizes revenue from service contracts on a straight line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of September 30, 1997, ASI had deferred revenue in the amount of $235,196.

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

ASI's total expenditure for research and development for Fiscal 1997 and Fiscal 1996 were $1,651,322 and $1,713,094, respectively. Due to the completion of all customer commitments to the GIGAPAGE product by the end of the second quarter of Fiscal 1998, it is anticipated that development costs for Fiscal 1998 will be substantially reduced from prior levels.

ASI has historically incurred net losses and anticipates that further net losses will be incurred prior to the time, if ever, that ASI achieves profitability. However, ASI has recently taken certain steps intended to limit the incurrence of future net losses. Such steps include: (i) the proposed Merger of PaperClip Software which is anticipated to be completed in early January 1998 (see note
2); (ii) the October l997 reduction in ASI's workforce from 24 to 15 full-time employees which is expected to reduce overhead by approximately $150,000 per quarter; (iii) renegotiation of ASI's outstanding maintenance contracts to improve their profitability; and (iv) tighter control and administration of ASI's software engineers to increase revenues from their activities. While no assurance can be given that such steps will be sufficient to limit losses which may be incurred in the future, ASI believes that such steps, when fully implemented, may enable ASI to realize improved operating results. Of the 9 employees terminated, one was field support, five were product development personnel, two were administrative staff and one was sales. Many of the product development personnel were employed in enhancing ASI's GIGAPAGE product which has now been substantially completed. ASI does not believe that these steps, particularly the reduction in the workforce, have to date or will in the future materially adversely impact ASI's revenues and earnings.

Results of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Net Sales

Net sales for the three months ended September 30, 1997 was $325,056 compared with $303,135 for the three months ended September 30, 1996, an increase of $21,921 or 7%. Product sales were $193,413 for the first quarter of Fiscal 1998 compared with $162,797 for the first quarter of Fiscal 1997, an increase of $30,616 or 19%. ASI realized an increase in its product sales through its distribution agreement with PaperClip Software (see note 2). Product sales consisted of $157,050 for the sale of PaperClip software and the balance for recurring media sales. There were no upgrade installations or software enhancements sold in the first quarter of Fiscal 1998. Service revenues were $131,643 for the first quarter of Fiscal 1998 compared with $140,338 for the first quarter of Fiscal 1997, a decrease of $8,695 or 6%. Management anticipates an increase in service revenues for subsequent quarters due to ongoing negotiations with its customer base and commencement of a new service contract with an existing customer (see Overview).

Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate increased 177% to $209,662 for the three months ended September 30, 1997 from $75,670 for the three months ended September 30, 1996. Sales in Fiscal 1998 consisted primarily of PaperClip Software which carried a higher product cost relative to ASI's in-house product offerings.

The cost of product sales increased 582% to $138,449 for the three months ended September 30, 1997 from $20,312 for the three months ended September 30, 1996. The increase in product related cost of sales was a result of increased costs related to PaperClip Software which is purchased at a distributors' discount and to a lesser extent, higher sales volume. The cost of services increased by 29% to $71,213 for the three months ended September 30, 1997 from $55,358 for the three months ended September 30,1996. This increase was the result of converting much of ASI's contracted maintenance to a more reliable, but more expensive, contractor and also reflects maintenance coverage during this period for a customer that was still under warranty for such services.

General and Administrative Expenses

General and administrative expenses consist of administrative expenses and technical support. General and administrative expenses decreased 1% or $3,178 to $274,022 for the three months ended September 30, 1997 from $277,200 for the three months ended September 30,1996. This decrease was due to lower personnel costs and reduced professional fees but was offset by higher insurance expense. ASI's directors and officers insurance increased significantly as a result of its initial public offering. This insurance has since been renewed resulting in decreased rates of up to 28%.

Research and Development Expenses

Research and development expenses decreased by 10% or $43,944 to $376,231 for the three months ended September 30, 1997 from $420,175 for the three months ended September 30, 1996. The decrease in research and development was primarily due to reduced depreciation for ASI's mainframe which became fully depreciated during the first quarter of Fiscal 1997 and from payroll reductions during the first quarter of Fiscal 1997. The reduced depreciation was offset by increased consultant costs.

Selling Expenses

Selling expenses decreased by $23,949 or 11% to $191,361 for the three months ended September 30, 1997 from $215,310 for the three months ended September 30, 1996. The decreases were primarily the result of reduced payroll resulting from the termination of the Vice President of Sales in the second quarter of Fiscal 1997.

Other Income and Expenses

Other income and expenses consisted of interest expense which decreased 99% or $81,408 to $747 for the three months ended September 30, 1997 from $82,155 for the three months ended September 30, 1996. This decrease was the result of reduced loans outstanding. A bank loan of approximately $220,000 and a bridge loan of approximately $1,500,000 were repaid in October 1996 from the proceeds of ASI's initial public offering. Interest income increased by $22,552 to $25,795 for the three months ended September 30, 1997 from $3,243 for the three months ended September 30, 1996, as a result of investment earnings from the proceeds of ASI's initial public offering.

Net Loss

As a result of the foregoing, ASI's net loss decreased to $701,172 ($.18 per share on 3,963,940 weighted average shares outstanding) for the three months ended September 30, 1997 from a net loss of $764,132 ($.51 per share on 1,511,865 weighted average shares outstanding) during the three months ended September 30, 1996.

Liquidity and Capital Resources

ASI had a working capital surplus of $476,977 as of September 30, 1997 compared to a working capital deficit of $2,916,791 at September 30, 1996. The increase in working capital was primarily attributable to cash proceeds for ASI's initial public offering which was completed in October 1996.

Total cash used by operating activities during the three month period ended September 30, 1997 and 1996 was $578,766 and $118,665, respectively. ASI's net losses for these periods were $701,172 and $764,132, respectively. The major uses of capital for operating activities during the three month period ended September 30, 1997 included funding such net losses, reductions in deferred revenue and accrued expenses. The major source of capital from operating activities was an increase in accounts payable in the amount of $215,390.

Cash used by investing activities for the three month period ended September 30, 1997 and 1996 was $706,268 and $96,012, respectively. The cash used by investing activities in Fiscal 1998 was incurred primarily pursuant to the agreements with PaperClip Software.

Cash used by financing activities was $6,080 for the three month period ended September 30, 1997 and $201,167 for the three month period ended September 30, 1996. The use of cash for financing activities during the three month period ended September 30, 1997 was for repayment of ASI's capital lease obligations.

ASI has suffered recurring losses from operations and has negative cash flows from operating activities. The recurring losses and negative cash flows from operating activities raise substantial doubt about ASI's ability to continue as a going concern. As a result, ASI's independent accountants in their report dated August 8, 1997 on the audited financial statements for the year ended June 30, 1997 included an explanatory paragraph that described factors raising substantial doubt about ASI's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of asset and classifications of liabilities or any other adjustments that might be necessary should ASI be unable to continue as a going concern.

As of September 30, 1997, ASI had no significant long term debt. ASI believes that the remaining proceeds from the IPO, together with funds generated from operations, will be sufficient to meet ASI's working capital requirements only through January 1998. ASI is currently seeking additional equity or debt financing to fund its operations after January 1998 and until anticipated additional funds provided by sales associated with the PaperClip acquisition and the introduction of a new line of mainframe storage controllers scheduled to begin selling in January 1998 are available. There can be no assurance that ASI will complete the merger or that if completed, it will be successfully integrated with ASI's operations or provide an acceptable return on ASI's investment. If ASI has insufficient funds from the above noted operations, further equity or debt financing will be sought. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, ASI's business will be materially adversely affected.

ASI believes that its current corporate infrastructure can support significant increases in sales without proportionate increases in costs. However, there can be no assurances that sales will increase or that any cost advantage will result.

Seasonality and Inflation

To date, seasonality and inflation have not had a material effect on ASI's operations.

Forward Looking Statements

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. ASI cautions that a number of important factors could cause actual results for Fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of ASI. Such statements contain a number of risks and uncertainties, including, but not limited to, the availability of necessary financing before January 1998, future capital needs, uncertainty of additional funding, variable operating results, lengthy sales cycles, dependence on ASI's COLD system product, rapid technological change and product development, reliance on single or limited sources of supply, intense competition, recent turnover in management, ASI's ability to manage growth, dependence on significant customers, dependence on key personnel, and ASI's ability to protect its intellectual property. ASI cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of ASI's securities. In addition, the proposed merger with PaperClip involves numerous risks and uncertainties including the potential inability to integrate successfully the operation and services of the merger and the diversion of management's attention from other business concerns. There can be no assurances that ASI will complete the merger or that if completed, it will be successfully integrated with ASI's operations or provide an acceptable return on ASI's investments.

                           PART II - OTHER INFORMATION




  Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits


(b)  Reports on Form 8-K
         None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Access Solutions International, Inc.


Date: November 14, 1997                /s/Robert  H. Stone
                                       ------------------------------------
                                       President and CEO





Date: November 14, 1997                /s/Denis L. Marchand
                                       ------------------------------------
                                       Corporate Controller and Chief Accounting
                                       Officer (Principal Accounting Officer)