Form 10QSB
period 1997-12-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 1998-02-13
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549



FORM 10-QSB



(Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended December 31, 1997

                                       or

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

                                 (401) 295-2691

                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of January 15, 1998 was 3,963,940.

                      Access Solutions International, Inc.

                                      INDEX



PART I.     FINANCIAL INFORMATION                                          PAGE

Item 1.     Financial Statements

            Condensed   balance sheets--December 31, 1997
            (unaudited) and June 30, 1997                                     3

            Condensed  (unaudited) statements of operations --Three
            months and six months ended  December 31, 1997 and 1996           5

            Condensed  (unaudited)  statements of cash flows -- Six
            months ended December 31, 1997 and 1996                           6

            Notes to unaudited condensed   financial
            statements                                                        7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 14

Signatures                                                                   15

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets



                                                                 December 31,            June 30,
                                                                     1997                  1997
                                                                  (Unaudited)

Assets
Current assets:
    Cash and cash equivalents                                         $45,128          $1,889,446
    Trade accounts receivable, net allowance for
         doubtful accounts of $41,652 and $53,199                     691,528             238,914
    Inventories                                                       414,254             461,812
    Prepaid expenses and other current assets                         146,754             183,159
                                                                -------------        ------------
    Total current assets                                            1,297,664           2,773,331

Fixed assets, net                                                     375,270             328,309

Other assets:
    Advances - PaperClip                                            1,418,632             529,052
    Notes receivable - PaperClip                                      300,000             300,000
    Deposits and other assets                                          42,905              49,527
    Deferred acquisition costs                                        173,485                   -
                                                                 ------------        ------------
       Total other assets                                           1,935,022             878,579
                                                                 ------------        ------------
       Total assets                                                $3,607,956          $3,980,219
                                                                   ==========          ==========

See notes to unaudited condensed financial statements.



                                       Access Solutions International, Inc.
                                             Condensed Balance Sheets


                                                                 December 31,            June 30,
                                                                     1997                  1997
                                                                  (Unaudited)

Liabilities and stockholders' equity
Current liabilities:
    Notes payable to shareholder                                     $282,368         $      -
    Accounts payable                                                  499,441             227,490
    Current installments of capital lease obligations                  19,659              25,257
    Accrued expenses                                                  148,196             143,227
    Accrued salaries and wages                                        143,977             204,604
    Deferred revenue-prepaid service contracts                        462,609             329,841
                                                                      -------             -------
    Total current liabilities                                       1,556,250             930,419

    Capital lease obligations, excluding current installments            -                  6,716
                                                               --------------               -----
           Total liabilities                                        1,556,250             937,135

    Stockholders' equity:
           Common stock, $.01 par value, 13,000,000
           shares authorized, 3,965,199                                39,652              39,652
           shares issued
           Additional paid-in capital                              17,637,694          17,637,694
           Accumulated deficit                                    (15,607,584)        (14,616,206)
                                                                  ------------        ------------
                                                                    2,069,762           3,061,140

           Treasury stock, at cost (1,259 shares)                     (18,056)            (18,056)
                                                                      --------            --------

           Total stockholders' equity                               2,051,706           3,043,084
                                                                   ----------           ---------

           Total liabilities and stockholders' equity              $3,607,956          $3,980,219


Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to unaudited condensed financial statements


                                       Access Solutions International, Inc.
                                  Condensed Statements of Operations (Unaudited)

                                                    For the Three Months                For the Six Months
                                                     Ended December 31,                 Ended December 31,
                                                     1997            1996               1997              1996

Net sales:
    Products                                        $305,421        $109,527           $498,834        $281,988
    Services                                         244,255         171,824            375,898         302,498
                                                     -------         -------            -------         -------
           Total net sales                           549,676         281,351            874,732         584,486
                                                     -------         -------            -------         -------
 Cost of sales:
    Products                                          74,489          33,940            212,938          54,252
    Services                                          83,652          59,907            154,865         115,265
                                                      ------          ------            -------         -------
           Total cost of sales                       158,141          93,847            367,803         169,517
                                                     -------          ------            -------         -------


Gross profit                                         391,535         187,504            506,929         414,969
                                                     -------         -------            -------         -------
Operating expenses:
    General and administrative expense               280,094         477,181            563,144         754,132
    Research and development expense                 268,135         489,536            644,366         909,961
    Selling expense                                  184,386         218,090            375,746         433,399
                                                     -------         -------            -------         -------
           Total operating expenses                  732,615       1,184,807          1,583,256       2,097,492
                                                     -------       ---------          ---------       ---------

           Loss from operations                     (341,080)       (997,303)        (1,076,327)     (1,682,523)
                                                    ---------       ---------        -----------     -----------


Other income and expenses:
    Interest and other income                         53,796          43,144             88,618          46,387
    Interest expense                                  (2,922)        (16,334)            (3,669)        (98,489)
                                                       ------         -------            -------         -------
           Total other income/(expenses)              50,874          26,810             84,949         (52,102)
                                                      ------          ------             ------         --------

Net loss                                            (290,206)       (970,493)          (991,378)     (1,734,625)

Net Loss per common share                              (0.07)          (0.39)             (0.25)          (0.51)

Weighted average number of
common shares                                      3,963,940       2,457,952          3,963,940       3,369,899


See notes to unaudited condensed financial statements.



                                             Access Solutions International, Inc.
                                              Condensed Statements of Cash Flows
                                             For the Six Months Ended December 31,
                                                        (Unaudited)
                                                                                   1997                1996
                                                                                   ----                ----
Cash flows from operating activities:
      Net loss                                                                 ($991,378)         ($1,734,625)
                                                                               ----------         ------------

Adjustments to reconcile net loss to net cash used by operating activities:
      Write-off of capital lease                                                    -                 230,297
      Depreciation and amortization                                               81,020               53,718
      Provision for doubtful accounts                                            (11,547)             (11,667)

      Changes in assets and liabilities:
      (Increase) decrease in:
         Trade accounts receivable                                              (441,067)              85,742
         Inventories                                                              47,558               (3,037)
         Deposits                                                                   -                  76,605
         Prepaid expenses and other current assets                                36,405             (106,329)
      Increase (decrease) in:
         Accounts payable                                                        271,951             (604,726)
         Accrued expenses                                                        (55,658)            (274,407)
Deferred revenue - Prepaid service contracts                                     132,768              (30,059)
                                                                                 -------              --------

             Total adjustments                                                    61,430             (548,403)
                                                                                  ------             ---------

    Cash used by operating activities                                           (929,948)          (2,319,028)
                                                                                ---------          -----------

Cash flows from investing activities:
    Additions to fixed assets                                                   (126,519)             (10,367)
    Additions to other assets                                                      5,160                  -
    Loans and advances to PaperClip                                             (889,580)                 -
    Deferred acquisition costs                                                  (173,485)                 -
                                                                                ---------          ------------
Cash provided/(used) for investing activities                                 (1,184,424)             (10,367)
                                                                              -----------          ------------


Cash flows from financing activities:
    Proceeds from initial public offering                                          -                9,200,013
    Costs relating to initial public offering                                      -               (2,039,780)
    Proceeds from related party loans                                            282,368                 -
    Proceeds from bridge loans                                                     -                   37,694
    Repayments of bridge loans                                                     -               (1,500,000)
    Repayments on capital lease obligations                                      (12,314)             (60,844)
    Net (payments) borrowings under note payable-bank                              -                 (290,000)
    Deferred financing costs                                                       -                  581,065
                                                                                ----------         -----------

    Cash provided by financing activities                                        270,054            5,928,148
                                                                                 -------            ---------

Net increase/(decrease) in cash                                                1,844,318            3,598,753

Cash equivalents, beginning of period                                          1,889,446              537,831
                                                                               ---------              -------

Cash and cash equivalents, end of period                                        $ 45,128          $ 4,136,584
                                                                                =========         ===========


See notes to unaudited condensed financial statements.


1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. Form 10-KSB for the period ended June 30, 1997.

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

On April 15, 1997, ASI and PaperClip also entered into a management agreement (the "Management Agreement") which provides for ASI to manage the day-to-day operations of PaperClip and to advance funds on behalf of PaperClip pursuant to an operating budget, in each case until the closing of the Merger or the termination of the Merger Agreement.

ASI and PaperClip also entered into a one-year distribution agreement effective June 1, 1997 pursuant to which ASI acts as a distributor for PaperClip's products in the United States to dealers and resellers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's sales consist of sales of products and services. Products sold by the Company consist of COLD systems, software and hardgoods including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by the Company include post-installation maintenance and support. The Company recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. The Company sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. The Company recognizes revenue from service contracts on a straight line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of December 31, 1997, the Company had deferred revenue in the amount of $462,609, which it will recognize through December 31, 1998.

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

The Company's total expenditures for research and development for Fiscal 1997 and Fiscal 1996 were $1,651,322 and $1,713,094, respectively. Due to the completion of all customer commitments to the GIGAPAGE product in the second quarter of Fiscal 1998, it is anticipated that development costs for Fiscal 1998 will be substantially reduced from prior levels.

The Company has historically incurred net losses and anticipates that further net losses will be incurred prior to the time, if ever, that the Company achieves profitability. However, the Company took certain steps in Fiscal 1997 intended to limit the incurrence of future net losses. Such steps include: (i) the October, l997 reduction in the Company's workforce; (ii) other reductions in overhead costs and expenses; and (iii) entering into the merger agreement with PaperClip Software, Inc. The immediate effect realized by the implementation of these measures was to reduce average monthly operating expenses during the period from November through December 1997 to approximately $230,000. Average operating expenses for the three months ended September, 1997 were approximately $280,000 per month. During the second half of Fiscal 1997, average operating expenses approximated $331,000 per month. The Company does not believe that these steps, particularly the reduction in the workforce, have to date or will in the future materially adversely impact the Company's revenues and earnings. Of the 9 employees terminated in October, 1997, one was a salesperson, one was field support, five were product development personnel and two were administrative staff. The terminated product development personnel were working on customer product enhancements which were completed. As a result of the foregoing, the reduction in workforce has not materially adversely affected the Company's operations. As of December 31, 1997, the Company had 14 employees.

The Company has entered into a Merger Agreement with PaperClip pursuant to which a newly-formed subsidiary of the Company will merge with and into PaperClip, with PaperClip surviving as a subsidiary of the Company. Since April 15, 1997, the Company has been managing the day-to-day operations of PaperClip and advancing agreed-upon funds pursuant to a Management Agreement. In addition, in January 1997, the Company provided a $300,000 Bridge Loan to PaperClip for use as operating capital. Effective June 1, 1997, the Company entered into a one year distribution agreement with PaperClip.

Results of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.

Three Months and Six Months ended December 31, 1997 Compared to Three Months and Six Months ended December 31, 1996

Net Sales

Net sales for the three months ended December 31, 1997 were $549,676 compared with $281,351 for the three months ended December 31, 1996, an increase of $268,325 or 95%, and $874,732 for the six months ended December 31, 1997, compared with $584,486 for the six months ended December 31, 1996, an increase of $290,245 or 50%. Product sales were $305,421 for the second quarter of Fiscal 1998 compared with $109,527 for the second quarter of Fiscal 1997, an increase of $195,893 or 179%, and $498,834 for the six months ended December 31, 1997 compared with $281,988 for the six months ended December 31, 1996, an increase of $216,846 or 77%. Product sales increased because the second quarter Fiscal 1998 results included a sale of a medium size optical archiving system and there were no such sales in the first half of Fiscal 1997. Service revenues were $244,255 for the second quarter of Fiscal 1998, compared with $171,824 for the second quarter of Fiscal 1997, an increase of $72,432 or 42%, and $375,898 for the six months ended December 31, 1997 compared with $302,497 for the six months ended December 31, 1996, an increase of $73,401 or 24%. The increases in service revenues were attributable to renewal of the Company's service contracts at higher rates with all of the Company's customers and to consulting services rendered in the second quarter of Fiscal 1998.

Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate increased 69% to $158,141 for the three months ended December 31, 1997 from $93,847 for the three months ended December 31, 1996 and increased 117% to $367,803 for the six months ended December 31, 1997 from $169,517 for the six months ended December 31, 1996, in each case as a result of higher sales. In addition, the gross margin percentage increased to 71% for the three months ended December 31, 1997 from 67% for the three months ended December 31, 1996 and decreased to 58% for the six months ended December 31, 1997 from 71% for the six months ended December 31, 1996. The gross margin percentage decreased for the six months ended December 31, 1997 because the first quarter of Fiscal 1998 included service sales at the older customer contract rates and sales of PaperClip Software which must be purchased at a distributors' discount until the merger with PaperClip is completed.

The gross margin for product sales increased to 76% for the three months ended December 31, 1997 from 69% for the three months ended December 31, 1996 and decreased to 57% for the six months ended December 31, 1997 from 81% for the six months ended December 31, 1996. The gross margin percentage on product sales decreased for the six months ended December 31, 1997 because the first quarter of Fiscal 1998 included sales of PaperClip Software which must be purchased at a distributors' discount until the merger with PaperClip is completed. The gross margin on services increased to 66% for the three months ended December 31, 1997 from 65% for the three months ended December 31, 1996 and decreased to 59% for the six months ended December 31, 1997 from 62% for the six months ended December 31, 1996. These gross margin changes are due to service contract renewals at improved price levels that did not take effect until the second quarter of Fiscal 1998.

General and Administrative Expenses

General and administrative expenses consist of administrative expenses and customer support expenses. General and administrative expenses decreased 41% or $197,087 to $280,094 for the three months ended December 31, 1997 from $477,181 for the three months ended December 31, 1996 and decreased 25% or $190,988 to $563,144 for the six months ended December 31, 1997 from $754,132 for the six months ended December 31, 1996. The decreases were primarily due to reductions in legal expenses and administrative personnel. Legal expenses incurred in the first half of Fiscal 1998 related to the PaperClip acquisition were capitalized while legal expenses incurred in the first half of Fiscal 1997 in connection with a bridge loan pursuant to the Company's October 1996 IPO were not.

Research and Development Expenses

Research and development expenses decreased by 45% or $221,401 to $280,094 for the three months ended December 31, 1997 from $477,181 for the three months ended December 31, 1996 and decreased by 29% or $265,595 to $644,366 for the six months ended December 31, 1997 from $909,961 for the six months ended December 31, 1996. The decrease in research and development expenses was primarily due to reduced depreciation expense from the conversion of the Company's capital mainframe lease to an operating lease and to payroll reductions of development personnel during the second quarter of Fiscal 1998.

Selling Expenses

Selling expenses decreased by $33,704 or 15% to $184,386 for the three months ended December 31, 1997 from $218,090 for the three months ended December 31, 1996 and decreased by $57,653 or 13% to $375,746 for the six months ended December 31, 1997 from $433,399 for the six months ended December 31, 1996. The decreases were primarily the result of lower payroll expenses which were partially offset by increased commissions expense and investor relations costs which were not incurred in the first half of Fiscal 1998.

Other Income and Expenses

Other income and expenses consisted of interest expense which decreased 82% or $13,412 to $2,922 for the three months ended December 31, 1998 from $16,334 for the three months ended December 31, 1997 and 96% or $94,820 to $3,669 for the six months ended December 31, 1997 from $98,489 for the six months ended December 31, 1996. These interest expense reductions were the result of repayments of a bank loan of approximately $220,000 and a bridge loan of approximately $1,500,000 in October, 1996 from the proceeds of the Company's initial public offering. Interest and other income decreased by $30,914 to $12,230 for the three months ended December 31, 1997 from $43,143 for the three months ended December 31, 1996 and was unchanged at approximately $46,000 for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996. Included in the above amount for the three and six months ending December 31, 1997 was miscellaneous income of approximately $43,000 from the proceeds of an insurance reimbursement related to a damaged shipment.

Net Loss

As a result of the foregoing, the Company's net loss decreased 70% to $290,206 ($.07 per share on 3,963,940 weighted average shares outstanding) for the three months ended December 31, 1997 from $970,493 ($.39 per share on 2,457,952 weighted average shares outstanding) during the three months ended December 31, 1996 and decreased 43% to a loss of $991,378 ($.25 per share on 3,963,940 weighted average shares outstanding) for the six months ended December 31, 1997 from $1,734,625 ($.51 per share on 3,369,899 weighted average shares outstanding) for the six months ended December 31, 1996.

Liquidity and Capital Resources

The Company had a working capital deficit of $258,586 at December 31, 1997 as compared to a working capital surplus of $1,842,912 at June 30, 1997.

Total cash used by operating activities during the six month periods ended December 31, 1997 and 1996 was $929,948 and $2,319,028, respectively. The Company's net losses for these periods were $991,378 and $1,734,625, respectively. In addition to funding the Company's net loss, the major uses of capital for operating activities during the six month period ended December 31, 1997 included an increase in accounts receivable due to increased sales during the period. The Company's major source of cash from operating activities was an increase in accounts payable of approximately $272,000 and a deferred revenue increase of $132,768.

Cash used by investing activities for the six month periods ended December 31, 1997 and 1996 was $1,184,424 and $10,367, respectively. The major use of cash for investing activities in Fiscal 1998 was for loans and advances to PaperClip Software, Inc. totaling $889,580 and deferred acquisition costs of $173,485 for legal and accounting fees related to the acquisition.

Cash provided by financing activities was $270,054 for the six month period ended December 31, 1997 and $5,928,148 for the six month period ended December 31, 1996. The major source of cash for financing activities during the six month period ended December 31, 1997 consisted of loans by a director of the Company secured by certain accounts receivable of the Company. Cash provided by financing activities for the six month period ended December 31, 1996 was obtained from the Company's $9,200,000 initial public offering in October, 1996, which was partially offset by IPO related expenses, and repayment of an outstanding bridge loan and an outstanding bank loan.

The Company has suffered recurring losses from operations and has negative cash flows from operating activities. As a result, the Company's independent accountants in their report dated August 8, 1997 on the audited financial statements for the year ended June 30, 1997 included an explanatory paragraph that described factors raising substantial doubt about the Company's ability to continue as a going concern.

As of December 31, 1997, the Company had no significant long-term debt. The Company believes that the remaining proceeds from the IPO, together with the funds generated from operations, will be sufficient to meet the Company's working capital requirements only through February 1998. The Company has entered into secured lines of credit with Mr. Chace, pursuant to which Mr. Chace loaned the Company an aggregate of $354,000 to date, secured by certain accounts receivable. The lines of credit are payable in full on or before February 17, 1998. On December 30, 1997, the Company entered into a letter of intent with Joseph Stevens Company, Inc. to undertake a private offering of a minimum of 10 and a maximum of 40 Placement Units for a purchase price of $50,000 per Placement Unit. Pursuant to the terms of the letter of intent, no less than 50% of the Placement Units sold in the private placement are to be sold pursuant to orders received through the Company. Each Placement Unit consists of a 10% one-year mandatorily convertible promissory note in the principal amount of $50,000 and 20,000 warrants, each warrant being exercisable for three years to purchase one share of the Company's common stock at an exercise price equal to the lower of $.75 or 80% of the lowest average closing bid price of the Common Stock on the Nasdaq market for the five consecutive trading days immediately preceding the initial, any interim or the final closing dates of the Placement Units offering. If the offering of the Placement Units is not consummated and / or the Company has insufficient funds from operations, further equity or debt financing will be sought. There can be no assurance that additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, the Company's business will be materially adversely affected.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1 Merger Agreement dated as of November 12, 1997 between PaperClip and ASI (incorporated by reference to Exhibit A of the Proxy Statement/Prospectus filed as part of ASI's Registration Statement on Form S-4, File No. 333-40181)

2.2      First  Amendment  to  Management  Agreement  dated  November  12,  1997
         (incorporated by reference to Exhibit 2.2 of ASI's Registration Statement on Form S-4, File No. 333-40181)

2.3 Form of Amendment to Merger Agreement dated as of January 8, 1998 (incorporated by reference to Exhibit A of the Proxy Statement/Prospectus filed as part of ASI's Registration Statement on Form S-4, File No. 333-40181)

10.1 ASI's 1997 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.6 of ASI's Registration Statement on Form S-4, File No. 333-40181)

10.2 Employment Termination Agreement and Release dated September 30, 1997 (incorporated by reference to Exhibit 10.10 of ASI's Registration Statement on Form S-4, File No. 333-40181)

10.3 Letter Agreement dated November 20, 1997 between Malcolm G. Chace and ASI and Secured Line of Credit Note dated November 20, 1997, and First Amendment to Loan Agreement and Promissory Note dated as of January 5, 1998 (incorporated by reference to Exhibit 10.11 of ASI's Registration Statement on Form S-4, File No. 333-40181)

10.4 Second Amendment to Loan Agreement and Promissory Note dated as of January 27, 1998 between Malcolm G. Chace and ASI

10.5 Letter Agreement dated December 10, 1997 between Malcolm G. Chace and ASI, and Secured Line of Credit Note dated December 10, 1997 (incorporated by reference to Exhibit 10.12 of ASI's Registration Statement on Form S-4, File No. 333-40181)

10.6 Letter Agreement dated December 30, 1997 between Malcolm G. Chace and ASI, and Secured Line of Credit Note dated December 30, 1997 (incorporated by reference to Exhibit 10.13 of ASI's Registration Statement on Form S-4, File No. 333-40181)

10.7 First Amendment to Loan Agreement and First Amendment to Secured Line of Credit Note, each dated as of January 27, 1998 between Malcolm G. Chace and ASI

10.8 Second Amendment to Loan Agreement and Second Amendment to Secured Line of Credit Note, each dated as of February 10, 1998 between Malcolm G. Chace and ASI

10.10 Letter of Intent with Joseph Stevens & Company, Inc. dated December 30, 1997 (incorporated by reference to Exhibit 2.6 of ASI's Registration Statement on Form S-4, File No. 333-40181)

27       Financial Data Schedule

(b)    Reports on Form 8-K

         Form 8-K dated November 12, 1997 relating to the Merger Agreement with PaperClip Software, Inc.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Access Solutions International, Inc.


Date: February 13, 1997               /s/ Robert H. Stone
                                      ------------------------------------
                                          Robert H. Stone
                                          President and CEO



Date: February 13, 1997               /s/ Denis L. Marchand
                                      ------------------------------------
                                          Denis L. Marchand
                                          Vice President of Finance and
                                          Administration and Chief Accounting
                                          Officer (Principal Accounting
                                          Officer)