Form 10QSB
period 1998-03-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 1998-05-21
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549



FORM 10-QSB



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 1998



                                       or

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

                                 (401) 295-2691

                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of April 15, 1998 was 3,963,940.

                      Access Solutions International, Inc.

                                      INDEX



PART I.      FINANCIAL INFORMATION                                              PAGE

Item 1.      Financial Statements

             Condensed   balance sheets--March 31, 1998
             (unaudited) and June 30, 1997                                         3

             Condensed  (unaudited) statements of operations --Three
             months and nine months ended  March 31, 1998 and 1997                 5

             Condensed  (unaudited)  statements of cash flows -- Nine
             months ended March 31, 1998 and 1997                                  6

             Notes to unaudited condensed   financial
             statements                                                            7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                   8

Part II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                     14

Signatures                                                                        15


                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets



                                                                    March 31,            June 30,
                                                                     1998                  1997
                                                                  (Unaudited)

Assets
Current assets:
    Cash and cash equivalents                                         $35,304          $1,889,446
Trade accounts receivable, net allowance for
         doubtful accounts of $44,389 and $53,199                     210,557             238,914
Inventories                                                           446,076             461,812
Prepaid expenses and other current assets                             176,549             183,159
                                                                -------------        ------------
    Total current assets                                              868,486           2,773,331

Fixed assets, net                                                     351,836             328,309

Other assets:
    Advances - PaperClip                                            1,451,655             529,052
    Notes receivable - PaperClip                                      300,000             300,000
    Deposits and other assets                                          48,823              49,527
    Deferred acquisition costs                                        302,121                   -
                                                                 ------------        ------------
       Total other assets                                           2,102,599             878,579
                                                                 ------------        ------------
       Total assets                                                $3,322,921          $3,980,219
                                                                   ==========          ==========












See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                            Condensed Balance Sheets


                                                                    March 31,            June 30,
                                                                     1998                  1997
                                                                  (Unaudited)

Liabilities and stockholders' equity
Current liabilities:
    Notes payable to shareholder                                      $58,822          $      -
    Accounts payable                                                  801,001             227,490
    Current installments of capital lease obligations                  13,268              25,257
    Accrued expenses                                                  229,740             143,227
    Accrued salaries and wages                                        139,701             204,604
    Deferred revenue-prepaid service contracts                        512,592             329,841
                                                                      -------             -------
        Total current liabilities                                   1,755,124             930,419

Capital lease obligations, excluding current installments                -                  6,716
                                                                   ----------           ---------
           Total liabilities                                        1,755,124             937,135

Stockholders' equity:
    Common stock, $.01 par value, 13,000,000
         shares authorized, 3,965,199                                  39,652              39,652
         shares issued.
    Additional paid-in capital                                     17,637,694          17,637,694
    Accumulated deficit                                           (16,091,493)        (14,616,206)
                                                                  ------------        ------------

                                                                    1,585,853           3,061,140

    Treasury stock, at cost (1,259 shares)                            (18,056)            (18,056)
                                                                      --------            --------

           Total stockholders' equity                               1,567,797           3,043,084
                                                                   ----------           ---------


           Total liabilities and stockholders' equity              $3,322,921          $3,980,219
                                                                   ==========          ==========









Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to unaudited condensed financial statements

                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)

                                                For the Three Months               For the Nine Months
                                                Ended March 31,                    Ended March 31,
                                                1998            1997               1998              1997

Net sales:
    Products                                    $14,880         $83,318           $539,771        $365,306
    Services                                    279,373         137,128            629,214         439,626
                                                -------         -------            -------         -------
       Total net sales                          294,253         220,446          1,168,985         804,932
                                                -------         -------          ---------         -------
 Cost of sales:
    Products                                      7,458          54,866            220,395         109,118
    Services                                    119,324          60,537            274,189         175,802
                                                -------          ------            -------         -------
       Total cost of sales                      126,782         115,403            494,584         284,920
                                                -------         -------            -------         -------

Gross profit                                    167,471         105,043            674,401         520,012
                                                -------         -------            -------         -------
Operating expenses:
    General and administrative expense          346,492         377,676            909,636       1,031,483
    Research and development expense            198,204         320,886            842,571       1,264,414
    Selling expense                             105,647         207,763            481,393         706,388
                                                -------         -------            -------         -------
       Total operating expenses                 650,343         906,325          2,233,600       3,002,285
                                                -------         -------          ---------       ---------

       Loss from operations                    (482,872)       (801,282)        (1,559,199)     (2,482,273)
                                               ---------       ---------        -----------     -----------

Other income and expenses:
    Interest and other income                     9,465          47,159             98,259          93,546
    Interest expense                            (10,501)         (1,129)           (14,346)       (101,149)
                                                 -------          ------           --------        --------
           Total other income/(expenses)         (1,036)         46,030             83,913          (7,603)
                                                  ------         ------             ------          -------

Net loss                                       (483,908)       (755,252)        (1,475,286)     (2,489,876)

Net loss per common share                         (0.12)          (0.19)             (0.37)          (0.84)

Weighted average number of
common shares                                 3,963,940       3,963,940          3,963,940       2,953,033









See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                       Condensed Statements of Cash Flows
                       For the Nine Months Ended March 31,
                                  (Unaudited)

                                                                       1998                1997
                                                                       ----                ----
Cash flows from operating activities:
  Net loss                                                     ($1,475,287)         ($2,489,876)
                                                               ------------         ------------

Adjustments to reconcile net loss to net
  cash used by operating activities:
    Write-off of capital lease                                        -                 197,371
    Depreciation and amortization                                  116,697               97,167
    Provision for doubtful accounts                                 (8,810)             (11,692)

    Changes in assets and liabilities:
    (Increase) decrease in:
       Trade accounts receivable                                    37,167              315,927
       Inventories                                                  42,145               20,771
       Deposits                                                        (40)              78,336
       Prepaid expenses and other current assets                     6,610             (192,534)
    Increase (decrease) in:
       Accounts payable                                            573,511             (511,362)
       Accrued expenses                                             21,610             (317,832)
Deferred revenue - Prepaid service contracts                       182,751              (81,726)
                                                                 ---------            ---------

        Total adjustments                                          971,641             (405,574)
                                                                 ---------            ---------

    Cash used by operating activities                             (503,646)          (2,895,450)
                                                                 ---------            ---------

Cash flows from investing activities:
    Additions to fixed assets                                     (136,334)             (44,756)
    Additions to other assets                                     ( 29,555)                 -
    Loans and advances to PaperClip                               (922,603)            (300,000)
    Deferred acquisition costs                                    (302,121)                 -
                                                                 ---------            ---------
Cash provided/(used) for investing activities                   (1,390,613)            (344,756)
                                                                 ---------            ---------

Cash flows from financing activities:
    Proceeds from initial public offering                              -              9,200,013
    Costs relating to initial public offering                          -             (2,039,780)
    Proceeds from related party loans                               58,822                 -
    Proceeds from bridge loans                                         -                 37,694
    Repayments of bridge loans                                         -             (1,500,000)
    Repayments on capital lease obligations                        (18,705)             (66,630)
    Net (payments) borrowings under note payable-bank                  -               (290,000)
Deferred financing costs                                               -                581,065
                                                                 ---------            ---------
Cash provided by financing activities                               40,117            5,922,362
                                                                 ---------            ---------

Net increase/(decrease) in cash                                 (1,854,142)           2,682,156

Cash equivalents, beginning of period                            1,889,446              537,831
                                                                 ---------            ---------
Cash and cash equivalents, end of period                          $ 35,304           $3,219,987
                                                                 =========            =========


See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1.   Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. ("ASI" or the "Company") Form 10-KSB for the period ended June 30, 1997.

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

Pursuant to the terms of the merger agreement, completion of the merger transaction is subject to certain conditions, including a financing contingency, and was to have been consummated on or before February 21, 1998. Because the financing contingency has not been satisfied, the merger transaction has not been consummated, and the merger agreement has been amended to allow more time for the financing condition to be satisfied and for the parties to negotiate alternatives.

On April 22, 1998, Malcolm Chace III loaned ASI $100,000 at a rate of 19% per annum. The loan is unsecured.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's sales consist of sales of products and services. Products sold by the Company consist of COLD systems, software and hardgoods including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by the Company include post-installation maintenance and support. The Company recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. The Company sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. The Company recognizes revenue from service contracts on a straight line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of March 31, 1998, the Company had deferred revenue in the amount of $512,592, which it will recognize through March 31, 1999.

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

The Company's total expenditures for research and development for Fiscal 1997 and Fiscal 1996 were $1,651,322 and $1,713,094, respectively. Due to the completion of all customer commitments to the GIGAPAGE product in the third quarter of Fiscal 1998, it is anticipated that development costs for Fiscal 1998 will be substantially reduced from prior levels.

The Company has historically incurred net losses and anticipates that further net losses will be incurred prior to the time, if ever, that the Company achieves profitability. However, the Company took certain steps in Fiscal 1998 intended to limit the incurrence of future net losses. Such steps include: (i) the October, l997 reduction in the Company's workforce; (ii) other reductions in overhead costs and expenses; and (iii) entering into the merger agreement with PaperClip Software, Inc. The immediate effect realized by the implementation of these measures was to reduce average monthly operating expenses during the period from November through December 1997 to approximately $230,000. Average operating expenses for the three months ended September 30, 1997 were approximately $280,000 per month. During the first nine months of Fiscal 1998, average operating expenses approximated $245,000 per month. The Company does not believe that these steps, particularly the reduction in the workforce, have to date or will in the future materially adversely impact the Company's revenues and earnings. Of the 9 employees terminated in October, 1997, one was a salesperson, one was field support, five were product development personnel and two were administrative staff. The terminated product development personnel were working on customer product enhancements which were completed. As a result of the foregoing, the reduction in workforce has not materially adversely affected the Company's operations. As of April 13, 1998, the Company had 8 employees.

ASI has entered into a Merger Agreement with PaperClip pursuant to which a newly-formed subsidiary of ASI will merge with and into PaperClip, with PaperClip surviving as a subsidiary of ASI. Since April 15, 1997, ASI has been managing the day-to-day operations of PaperClip and advancing agreed-upon funds pursuant to a Management Agreement. In addition, in January 1997, ASI provided a $300,000 Bridge Loan to PaperClip for use as operating capital. As of March 31, 1998, the total amount of advances to PaperClip totaled $1,543,077 excluding the above note and management fees totaled approximately $360,000. The management fees have not been recognized by ASI as revenue because of the pending merger between the two parties. Effective June 1, 1997, ASI entered into a one year distribution agreement with PaperClip.

Results of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997

Net Sales

Net sales for the three months ended March 31, 1998 were $294,253 compared with $220,446 for the three months ended March 31, 1997, an increase of $73,807 or 33%, and $1,168,985 for the nine months ended March 31, 1998, compared with $804,932 for the nine months ended March 31, 1997, an increase of $364,053 or 45%. Product sales were $14,880 for the third quarter of Fiscal 1998 compared with $83,318 for the third quarter of Fiscal 1997, a decrease of $68,438 or 82%, and $539,771 for the nine months ended March 31, 1998 compared with $365,306 for the nine months ended March 31, 1997, an increase of $174,465 or 48%. Product sales decreased for the third quarter of Fiscal 98 because shipment of the second phase of a customer's optical archiving system was delayed. Service revenues were $279,373 for the third quarter of Fiscal 1998, compared with $137,128 for the third quarter of Fiscal 1997, an increase of $142,245 or 104%, and $629,214 for the nine months ended March 31, 1998 compared with $439,626 for the nine months ended March 31, 1997, an increase of $189,588 or 43%. The increase in service revenues was attributable to renewal of the Company's service contracts at higher rates, some of which included retroactive prior period revenue.


Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate increased 10% to $126,782 for the three months ended March 31, 1998 from $115,403 for the three months ended March 31, 1997 and increased 35% to $494,584 for the nine months ended March 31, 1998 from $284,920 for the nine months ended March 31, 1997, in each case as a result of higher sales. In addition, the gross margin percentage increased to 57% for the three months ended March 31, 1998 from 48% for the three months ended March 31, 1997 and decreased to 58% for the nine months ended March 31, 1998 from 65% for the nine months ended March 31, 1997. The increased gross margin for the third quarter and decrease for year to date gross margin was the result of retroactive contract maintenance revenue recognition in the third quarter of Fiscal 98. The costs relating to this revenue were recognized, as incurred, in prior periods which therefore impacted the current quarter more favorably that the three quarters combined.

The gross margin for product sales increased to 50% for the three months ended March 31, 1998 from 34% for the three months ended March 31, 1997 and increased to 57% for the nine months ended March 31, 1998 from 56% for the nine months ended March 31, 1998. The gross margin percentage on product sales increased for the three months ended March 31, 1998 because this period included the sale of obsolete equipment which had been written off in a prior period.

General and Administrative Expenses

General and administrative expenses consist of administrative expenses and customer support expenses. General and administrative expenses decreased 8% or $31,184 to $346,492 for the three months ended March 31, 1998 from $377,676 for the three months ended March 31, 1997 and decreased 12% or $121,847 to $909,636 for the nine months ended March 31, 1998 from $1,031,483 for the nine months ended March 31, 1997. The decreases were primarily due to reductions in legal expenses, consultants and travel expenses. Legal expenses incurred in the second half of Fiscal 1997 relating to the formerly planned PaperClip asset purchase were expensed at year end while legal expenses incurred relating to the PaperClip merger in Fiscal 1998 have been capitalized.

Research and Development Expenses

Research and development expenses decreased by 38% or $122,682 to $198,204 for the three months ended March 31, 1998 from $320,886 for the three months ended March 31, 1997 and decreased by 33% or $421,843 to $842,571 for the nine months ended March 31, 1998 from $1,264,414 for the nine months ended March 31, 1997. The decrease in research and development expenses was primarily due to reduced depreciation expense from the conversion of the Company's capital mainframe lease to an operating lease and to payroll reductions of development personnel during the second quarter of Fiscal 1998.

Selling Expenses

Selling expenses decreased by $102,116 or 49% to $105,647 for the three months ended March 31, 1998 from $207,763 for the three months ended March 31, 1997 and decreased by $224,995 or 32% to $481,393 for the nine months ended March 31, 1998 from $706,388 for the nine months ended March 31, 1997. The decreases were primarily the result of lower payroll expenses and travel expenses which were partially offset by increased commissions expense and investor relations costs which were not incurred in the first half of Fiscal 1997.

Other Income and Expenses

Other income and expenses consisted of interest expense which decreased 80% or $37,694 to $9,465 for the three months ended March 31, 1998 from $47,159 for the three months ended March 31, 1998 and increased 5% or $4,713 to $98,259 for the nine months ended March 31, 1998 from $93,546 for the nine months ended March 31, 1997. Included in the above amount for the nine months ending March 31, 1998 was miscellaneous income of approximately $43,000 from the proceeds of an insurance reimbursement related to a damaged shipment.

Net Loss

As a result of the foregoing, the Company's net loss decreased 36% to $483,908 ($.12 per share on 3,963,940 weighted average shares outstanding) for the three months ended March 31, 1998 from $755,252 ($.19 per share on 3,963,940 weighted average shares outstanding) during the three months ended March 31, 1997 and decreased 41% to a loss of $1,475,286 ($.37 per share on 3,963,940 weighted average shares outstanding) for the nine months ended March 31, 1998 from $2,489,876 ($.84 per share on 2,953,033 weighted average shares outstanding) for the nine months ended March 31, 1997.

Liquidity and Capital Resources

The Company had a working capital deficit of $856,638 at March 31, 1998 compared to a working capital surplus of $1,842,912 at June 30, 1997.

Total cash used by operating activities during the nine month periods ended March 31, 1998 and 1997 was $503,646 and $2,895,450, respectively. The Company's net losses for these periods were $1,475,287 and $2,489,876, respectively. The Company's net loss was the major use of cash from operating activities. The major sources of capital for operating activities during the nine month period ended March 31, 1998 included increases in accounts payable and deferred revenue of $573,511 and $182,751, respectively.

Cash used by investing activities for the nine month periods ended March 31, 1998 and 1997 was $1,390,613 and $344,756, respectively. The major use of cash for investing activities in Fiscal 1998 was loans and advances to PaperClip totaling $922,603 and deferred acquisition costs of $302,121 for legal and accounting fees related to the merger.

Cash provided by financing activities was $40,117 for the nine month period ended March 31, 1998 and $5,922,362 for the nine month period ended March 31, 1997. The major source of cash for financing activities during the nine month period ended March 31, 1998 consisted of loans by a director of the Company secured by certain accounts receivable of the Company. Cash provided by financing activities for the nine month period ended March 31, 1997 was obtained from the Company's $9,200,000 initial public offering in October, 1996, which was partially offset by IPO related expenses, and repayment of an outstanding bridge loan and an outstanding bank loan.

The Company has suffered recurring losses from operations and has negative cash flows from operating activities. As a result, the Company's independent accountants in their report dated August 8, 1997 on the audited financial statements for the year ended June 30, 1997 included an explanatory paragraph that described factors raising substantial doubt about the Company's ability to continue as a going concern. On April 22, 1998, Malcolm Chace III, a stockholder and former director of the Company, loaned ASI $100,000 at a rate of 19% per annum. The loan is unsecured. On April 30, the Company announced that it has entered into an agreement with Mr. Chace for interim financing totaling $750,000. The interim financing agreement calls for the purchase of a minority interest in several of the company's patents by Mr. Chace, for $100,000. These patents are the subject of a lawsuit pending in the United States District Court for the District of Rhode Island. In addition, Mr. Chace also agreed to lend the Company $650,000 plus an amount equal to outstanding and future legal fees and costs incurred in connection with the lawsuit. The loan will be secured by a first priority interest in these patents and will bear interest at the rate of 19%. The loan has a term of the lesser of three years or completion of the company's patent litigation and converts to demand note at the end of its term. The loan will also be convertible into equity under certain circumstances. Mr. Chace resigned from the Company's board of directors to avoid any conflict of interest created by this loan transaction. The Company expects to complete the transaction with Mr. Chace in the fourth quarter of Fiscal 1998.

As of March 31, 1998, the Company had no significant long-term debt. ASI believes that the Company's cash balances, together with the funds generated from operations and the above interim financing, will be sufficient to meet ASI's working capital requirements only through August, 1998. On April 30, 1998, the Company also announced that it terminated its previously announced effort to raise $2 million in a private placement offering. The Company is presently talking with underwriters and others regarding establishment of a financing or strategic relationship and has been in talks with additional parties regarding a future financing of between $2 million and $4 million to meet the obligations of the Merger Agreement and to address the Company's cash flow requirements. The Company's current plan is to close on at least $2 million of such financing in the first quarter of Fiscal 1999. Mr. Chace has agreed to convert his $650,000 loan into equity in the event he is satisfied with the terms of such financing and upon the satisfaction of certain other conditions.

There can be no assurance that the interim financing will be successfully completed or that additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, ASI's business will be materially adversely affected, and the proposed merger may not be completed.

Seasonality and Inflation

To date, seasonality and inflation have not had a material effect on the Company's operations.


Forward Looking Statements

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used herein, words such as "believes", "anticipates", "expects", and similar expressions are intended to identify forward looking statements. The Company cautions that a number of important factors could cause actual results for Fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, capital needs, uncertainty of additional funding, variable operating results, lengthy sales cycles, dependence on the Company's COLD system product, rapid technological change and product development, reliance on single or limited sources of supply, intense competition, turnover in management, the Company's ability to manage growth, dependence on significant customers, dependence on key personnel, and the Company's ability to protect its intellectual property. See "Risk Factors" in the Company's Prospectus dated October 16, 1997. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's securities. In addition, the Company's proposed merger with PaperClip involves numerous risks and uncertainties including the potential inability to integrate successfully the operations and services of the acquired businesses and the diversion of management's attention from other business concerns. There can be no assurances that the Company will complete its proposed merger or that, if completed, it will be successfully integrated into the Company's operations or provide an acceptable return on the Company's investment.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Financing Term Sheet dated April 14, 1998 between Malcolm G. Chace and ASI

     10.2 Demand Note dated April 22, 1998 by ASI for the benefit of Malcolm G. Chace

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Access Solutions International, Inc.


Date: May 20, 1998,                       Robert  H. Stone
                                          -------------------------------
                                          President and CEO





Date: May 20, 1998                        Denis L. Marchand
                                          -------------------------------
                                          Vice President of Finance and
                                          Administration and Chief Accounting
                                          Officer (Principal Accounting Officer)