Form 10KSB
period 1999-06-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 1999-08-06
CIK 875385

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended June 30, 1998

                                                        or
/ / Transition Report Under to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from                to
                                           --------------    --------------

Commission file number 0-28920

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
           (Name of small business issuer as specified in its charter)

            Delaware                                    05-0426298
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes    No X
          ---  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year: $1,575,449


Aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $.09 per share, the closing price of the Common Stock on July 13, 1999: $356,755

The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of July 13, 1999 was 3,963,940.


Documents Incorporated by Reference:
         None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

STATEMENTS

         Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes"", "will", "should" "anticipates", "expects" and similar expressions are intended to identify forward looking statements. ASI cautions that a number of important factors could cause actual results for Fiscal 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of ASI. Such statements contain a number of risks and uncertainties, including, but not limited to the availability of necessary financing after September 1999, future capital needs, uncertainty of additional funding, variable operating results, lengthy sales cycles, dependence on ASI's COLD system product, rapid technological change and new product development, reliance on single or limited sources of supply, intense competition, turnover in management, ASI's ability to manage growth, dependence on significant customers, dependence on key personnel, and ASI's ability to protect its intellectual property. ASI cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of ASI's securities.

RECENT DEVELOPMENTS


         On April 15, 1997, Access Solutions International, Inc. ("ASI") and PaperClip Software, Inc. ("PaperClip") entered into an Asset Purchase Agreement for ASI to acquire substantially all the assets and liabilities of PaperClip (the "Agreement"). On September 12, 1997, the agreement was amended (the "Amended Agreement") to change the acquisition to a merger. As a result of this amendment, a newly formed subsidiary of ASI was to merge into PaperClip with PaperClip surviving as a subsidiary of ASI (the "Merger"). Consummation of this transaction was subject to various conditions, including approval by the PaperClip stockholders. Under the terms of the Amended Agreement, the PaperClip stockholders were to be entitled to receive an aggregate of approximately 1.5 million shares of ASI's Common Stock plus an equivalent number of ASI Class B Warrants. Each Class B Warrant was to entitle the holder to purchase one share of ASI Common Stock at an exercise price of $6.00 per share. In connection with the Merger, the holders of PaperClip's outstanding 12% Convertible Notes due December, 1999 were to exchange such notes for an aggregate of approximately 400,000 shares of non-voting redeemable preferred stock of PaperClip. After 18 months, the holders of the preferred stock would have received the option to require ASI to purchase such shares for cash or ASI common stock and Class B Warrants.


         On January 29, 1997, ASI provided a $300,000 loan to PaperClip for use as operating capital in exchange for a convertible note from PaperClip (the "Bridge Loan"). See "Certain Transactions between ASI and PaperClip" in Item 12 hereof.


         On April 15, 1997, ASI and PaperClip also entered into a management agreement (the "Management Agreement") which allowed ASI to manage the day-to-day operations of PaperClip and to advance funds on behalf of PaperClip pursuant to an operating budget, in each case until the closing of the Merger or the termination of the Merger Agreement. See "Certain Transactions between ASI and PaperClip" in Item 12 hereof.

         ASI and PaperClip also entered into a one-year distribution agreement effective June 1, 1997 pursuant to which ASI acted as a distributor for PaperClip's products in the United States to dealers and resellers. See "Certain Transactions between ASI and PaperClip" in Item 12 hereof.

         On April 14, 1998, ASI and PaperClip Software Inc. (OTC EBB:PCLP) agreed to extend the date for the consummation of PaperClip's previously announced merger with and into a newly formed wholly-owned subsidiary of Access Solutions. Pursuant to the terms of the merger agreement, completion of the merger transaction was subject to certain conditions, including a financing contingency. Because the financing contingency was not satisfied, the merger transaction was not consummated, and the merger agreement was amended to allow more time for the financing condition to be satisfied. The agreement called for an extension to August 24, 1998. On August 24, 1998, the merger agreement was terminated. In connection with the termination of the merger agreement, the Company wrote off all merger costs.

FINANCING


         On May 27, 1998, ASI completed a financing agreement that called for the purchase of a 30% interest in several of the Company's patents by a stockholder and former director, for $100,000. These patents are the subject of a lawsuit pending in the United States District Court for the District of Rhode Island. In addition, this same stockholder also loaned the company $650,000, and has agreed to make additional advances for outstanding and future legal fees and costs incurred in connection with the lawsuit.

The loan is secured by a first priority interest in these patents and bears interest at the rate of 19%. The loan has a term of the lesser of three years or completion of the company's patent litigation and converts to a demand note at the end of its term.

The loan is also convertible into common stock under certain circumstances. See
Item 7 - financial statements, convertible notes payable footnote.

BUSINESS

         ASI, a Delaware corporation formed in 1986, designs, develops, assembles and markets mainframe information storage and retrieval systems, including both software and hardware, for large companies. ASI believes that its proprietary computer output to laser disk (COLD) and data storage systems provide a faster, more reliable and more economical method of storing vast quantities of computer-generated data than is generally available from other COLD systems or from traditional data storage methods. ASI's COLD and optical disk storage systems, which are marketed under the brand names OAS and GIGAPAGE, are presently sold principally to large organizations that have the need to store and retrieve large quantities of computer-generated data.

         PRODUCTS. ASI's COLD systems are high density hardware and software data storage systems that are designed to store, index and retrieve formatted computer output. COLD systems consist of an OAS controller, a storage subsystem, and GIGAPAGE application software.

         HARDWARE PRODUCTS. The hardware portion of ASI's solution, the OAS, is a high capacity, mainframe channel-attached hybrid magnetic/optical disk storage system, composed of the OAS controller and an optical disk "autochanger." The OAS can control various types and models of robotic autochanger systems, which are manufactured by a number of vendors, commanding such robots to mount and dismount disks and tapes automatically as needed in response to requests from the host software. These autochangers, which ASI purchases from independent third-party suppliers, are installed by ASI as a part of the integrated system at the customer site. Autochangers of varying capacities are available to meet the needs of the marketplace, for storage requirements from 166 million pages to multiple tens of billions of pages. A brief description of the hardware components of the OAS follows.

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

         SOFTWARE PRODUCTS. ASI has developed an application software product for IBM mainframe systems, GIGAPAGE, which can be installed in conjunction with the OAS and is an end-user application for report storage and retrieval. GIGAPAGE stores and retrieves computer-generated reports (such as customer statements) on various combinations of storage technologies. This enables organizations to eliminate their existing computer output microfiche or microfilm (COM) systems and reduce staff used for manual retrieval of microfilm, microfiche and paper reports. GIGAPAGE also provides its users with the ability to access report data efficiently, by displaying a retrieved document based upon criteria established by the user. ASI believes that this creates competitive advantages for end users that must quickly respond to customer inquiries. GIGAPAGE changes report access from a slow, cumbersome, manually intensive process to a fast, near-line computer-based process.

         NEW PRODUCT DEVELOPMENTS. ASI has improved its current OAS product (see "OAS Control Unit" above) so that the control unit will now allow the management and storage of mainframe data on other storage devices, such as RAID arrays, as well as ASI's current optical disk autochangers. RAID arrays provide high-speed, fault-tolerant access to large amounts of data. ASI has improved its current OAS product (see "OAS Control Unit" above) so that the control unit will now allow transfers of data at up to 3 to 4 times the rate of the old controller. There can be no assurance that these new product enhancements will achieve market acceptance.

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

         In the years ended June 30, 1998 and 1997, service revenue generated from the post-sale maintenance of COLD systems accounted for approximately 55% and 54%, respectively, of ASI's total revenues. Substantially all of ASI's customers have elected to extend their service contracts with ASI beyond the one-year period that is customarily afforded to customers at the time of installation of new products.

         As of July 13, 1999, the customer service and support group consisted of two employees, one of whom is in-house and the other who is in the field. These personnel provide support for the engineers maintaining customer equipment in the field and provide ASI with an opportunity to recommend future system sales to such customers.

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

         CUSTOMERS. Three customers accounted for 20%, 14% and 12% of ASI's total net sales, respectively, in the year ended June 30, 1998. One customer accounted for 10% of ASI's total net sales in Fiscal 1997.

         COMPETITION. The computer data storage and retrieval industry is highly competitive and ASI expects this level of competition to intensify. There are certain competitors of ASI that have substantially greater financial, marketing, development, technological and production resources than ASI. ASI's primary competitors are IBM Corporation, FileTek Corporation, Eastman Kodak Company, Anacomp, Inc., Mobius Management Systems, Inc., Computer Associates International, Inc., RSD America, Inc. and Network Imaging Systems Corp. ASI believes that participants in the data storage and retrieval market compete on the basis of a number of factors including vendor and product reputation, system features, product quality, performance and price, and quality of customer support services and training. ASI positions itself to compete effectively with its competitors by offering what it believes is superior customer service and technical support in connection with hardware and software products which provide certain technological and user application advantages.

         PRINCIPAL SUPPLIERS. ASI's principal suppliers for the production and maintenance of its COLD systems are Tab Service Products, IBM Canada and Hewlett Packard .

         RESEARCH AND DEVELOPMENT. ASI's total expenditures for Research and Development for Fiscal 1998 and Fiscal 1997 were $921,537 and $1,651,322, respectively. Due to the completion of all customer commitments to the GIGAPAGE product by the end of the second quarter of Fiscal 1998, it is anticipated that development costs for Fiscal 1999 will be substantially reduced from prior levels.

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

         ASSEMBLY. Assembly of ASI's OAS is done at ASI's facility in North Kingstown, Rhode Island. ASI designs and assembles portions of its COLD systems, which are then integrated at ASI's plant with optical disk autochanger systems manufactured by a variety of third parties. Production of the OAS entails testing, assembling and integrating standard and ASI-designed components and subassemblies built by and purchased from independent suppliers. As of July 13, 1999, ASI had one full-time manufacturing person. ASI configures and tests ASI-built and third-party-supplied hardware and software in combinations to meet a wide variety of customer requirements.

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


         EMPLOYEES.  As of  July 20, 1999, ASI had 7 employees.


ITEM 2.  DESCRIPTION OF PROPERTY

         ASI's principal offices are located in North Kingstown, Rhode Island, in a leased facility consisting of approximately 4,200 square feet of space occupied under a lease expiring in September, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         ASI's initial public offering ("IPO") was completed on October 16, 1996. Prior to that date there was no market for the ASI Common Stock, Redeemable Warrants or Units. The ASI Common Stock, Redeemable Warrants and Units consisting of two shares of Common Stock and one Redeemable Warrant were traded on the Nasdaq SmallCap Market under the symbols "ASIC," "ASICW" and "ASICU," respectively until August 13, 1998. On that date, ASI's shares of common stock, units and warrants were delisted from the Nasdaq SmallCap Market because ASI failed to meet the net tangible assets, market capitalization, net income, bid price and market value of public float requirements as stated in Marketplace Rule(s) 4310(c)(02), 4310(c)(04), and 4310(c)(07). ASI's shares of common stock, units and warrants currently trade on the Over the Counter Electronic Bulletin Board Market "(OTC EBB)" under the symbols "ASIC," "ASICW" and "ASICU," respectively. As of July 13, 1999 there were approximately 140 holders of record of ASI Common Stock.

         The following table sets forth, for the periods indicated, low closing bid and asked prices for the ASI Common Stock, Redeemable Warrants and Units, as reported on the Nasdaq SmallCap Market. Since such prices represent quotations between dealers, they do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

COMMON STOCK


                                                         ---------------    ---------------
                                                             Bid Low           Asked High
                                                         ---------------    ---------------
1996:
       Fourth Quarter (commencing October 16, 1996)          3-1/2                 6-1/2

1997:
       First Quarter                                         3-1/2                 5-1/4
       Second Quarter                                        3                     4-1/2
       Third Quarter                                         2-1/2                 4
       Fourth Quarter                                        5/8                   3

1998:
       First Quarter                                         1-3/16                3/4
       Second Quarter                                        1/4                   11/16
       Third Quarter                                         4/100                 3/8
       Fourth Quarter                                        3/16                  1/100

1999:
       First Quarter                                         32/100                1/100
       Second Quarter                                        32/100                1/100
       Third Quarter                                          1/100                  3/8
       Fourth Quarter                                           1/8                  1/4




REDEEMABLE WARRANTS

                                                                       ------------------    ------------------
                                                                            Bid Low             Asked High
                                                                       ------------------    ------------------
1996:
       Fourth Quarter (commencing October 16, 1996)                         1                     3-1/4

1997:
       First Quarter                                                        15/16                 1-5/16
       Second Quarter                                                       3/4                   1-1/4
       Third Quarter                                                        3/4                   1-1/16
       Fourth Quarter                                                       1/4                   15/16

1998:
       First Quarter                                                        1/16                  1/2
       Second Quarter                                                       1/16                  1/8
       Third Quarter                                                        1/16                  3/16
       Fourth Quarter

1999:
       First Quarter                                                        1/100                1/100
       Second Quarter                                                       2/100                2/100
       Third Quarter                                                        2/100                2/100
       Fourth Quarter                                                       -                     -



UNITS


                                                                       ------------------    ------------------
                                                                            Bid Low             Asked High
                                                                       ------------------    ------------------
1996:
       Fourth Quarter (commencing October 16, 1996)                         8                     12-1/2

1997:
       First Quarter                                                        8-7/8                 11-3/8
       Second Quarter                                                       7                     10-1/4
       Third Quarter                                                        5-1/2                 9
       Fourth Quarter                                                       1-3/8                 6 1/2

1998:
       First Quarter                                                        5/8                   3-3/16
       Second Quarter                                                       7/16                  1
       Third Quarter                                                        1/16                  1/2
       Fourth Quarter                                                       1/8                   1/100

1999:
       First Quarter                                                        1                     1/100
       Second Quarter                                                       1/4                   1/8
       Third Quarter                                                        1/100                 5/8
       Fourth Quarter                                                       1/8                   3/8



         ASI has not paid any cash dividends on the ASI Common Stock since its inception and ASI does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


         ASI's net sales consist of sales of products and services. Products sold by ASI consist of COLD systems, software and hardware including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by ASI include post-installation maintenance and support. ASI recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. ASI sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. ASI recognizes revenue from service contracts on a straight line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of June 30, 1998, ASI had deferred revenue in the amount of $476,153.


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

         ASI's primary operating expenses include selling expenses, general and administrative expenses and research and development expenses. General and administrative expenses consist primarily of employee compensation and certain internal office and support expenses. Research and development expenses include compensation paid to internal research and development staff members and expenses incurred in connection with the retention of independent research and development consultants. ASI utilizes its own employees for research and development functions except in certain circumstances involving product enhancements. In those circumstances, ASI retains independent experts to consult and design new software modules which are subsequently evaluated and tested by ASI's internal research and development staff. Upon successful testing of such product enhancements, ASI's internal staff integrates the new products with ASI's existing COLD systems and products.

         In the past, ASI has expended substantial development resources to meet customer commitments. The majority of these services were provided at no charge to honor commitments made for added features when the systems were sold. These resource expenditures have in the past placed a high overhead burden on the GIGAPAGE product line offerings. After completion of GIGAPAGE 3.0, which occurred at the end of the second quarter of Fiscal 1998, management believes that all significant product commitments have been met. In the future, development of new features will not be initiated unless customers make a financial commitment to cover the minimum engineering costs. If excess development resources are available and not committed to specific contracts, the resources will be brokered to third parties due to the high market demand for these resources. This is expected to result in either significantly reduced research and development expenditures or increased offsetting revenues for the GIGAPAGE product offerings.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

The following table presents certain items from ASI's Statement of Operations, and such amounts as percentages of net sale, for the periods indicated. Products and Service costs percentages are of Product and Services sales, respectively.

                                                YEAR ENDED JUNE 30, 1998               YEAR ENDED JUNE 30, 1997
                                                ------------------------               ------------------------
     Net sales
     Products ..........................     $   710,472               45%      $   500,682               46%
     Support and services ..............         864,977               55           590,896               54
                                           -------------          --------    -------------         ---------
         Total net sales ...............       1,575,449              100         1,091,578              100
Cost of Sales
     Products ..........................         279,104               39           133,453               27
     Support and services ..............         345,653               40           256,777               43
                                           -------------          --------    -------------         ---------
         Total cost of sales ...........         624,757               40           390,230               36
Gross profit ...........................         950,692               60           701,348               64
                                           -------------          --------    -------------         ---------
Operating expenses:
     Selling ...........................         708,455               45           928,080               85
     General and
         administrative ................       1,280,364               81         1,495,133              137
     Research and
         development ...................         921,537               58         1,651,322              151
                                           -------------          --------    -------------         ---------
Total operating expenses ...............       2,910,356              184         4,074,535              373
Interest (income) and other expense, net      (2,263,264)            (144)          (12,813)              (1)
                                           -------------          --------    -------------         ---------
Net loss ...............................     $(4,222,928)            (268%)     $(3,360,374)            (308%)
                                           -------------          --------    -------------         ---------
                                           -------------          --------    -------------         ---------


         NET SALES. Net sales increased 44% to $1,575,449 for the year ended June 30, 1998 from $1,091,578 for the year ended June 30, 1997. Product sales increased 42% due to the sale of a medium sized system to one customer in Fiscal 1998. Service revenues increased by 46% to $864,977 from $590,896 due to service price increases passed through to ASI's customers and additional services related to data center moves.

         COST OF SALES. Cost of sales includes component costs, firmware, license costs, third-party equipment maintenance contractors and certain overhead costs. Cost of sales increased 60% to $624,757 for the year ended June 30, 1998 from $390,230 for the year ended June 30,1997, primarily due to higher sales volume and a higher percentage of media sales which sell at a lower margin than peripherals. Cost of sales for products increased by 109% to $279,104 for the year ended June 30, 1998 from $133,453 for the year ended June 30,1997. Cost of services increased by 35% to $345,653 for the year ended June 30, 1998 from $256,777 for the year ended June 30,1997 due to higher maintenance service costs from vendors. Gross margin decreased to 60% from 64% due to the higher percentage of media in the product market mix and increases in service costs which were not fully recovered.

         SELLING EXPENSES. Selling expenses decreased by 24% or $219,625 to $708,455 for the year ended June 30, 1998 from $928,080 for the year ended June 30, 1997. The decrease was primarily the result of a reduction in sales personnel, reduced commission expenses and lower trade show and seminar expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of administrative expenses and certain internal office and support expenses. General and administrative expenses decreased $214,769 or 14% to $1,280,364 for the year ended June 30, 1998 from $1,495,133 for the year ended June 30, 1997 . This decrease was attributable to the reduction in the amount of personnel and lower facility expenses.


         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 44% to $921,537 for the year ended June 30, 1998 from $1,651,322 for the year ended June 30, 1997 . This reduction reflected ASI's scaledown of ASI's Research and Development infrastructure after completion of GIGAPAGE 3.0, which represented completion of all significant product commitments.


         NET INTEREST AND OTHER EXPENSE. Interest expense was $25,739 for the year ended June 30, 1998 and $100,066 for the year ended June 30, 1997. Interest income was $67,660 for the year ended June 30, 1998 and $112,538 for the year ended June 30, 1997. A gain on the sale of a 30% interest in several of the Company's patents represented $80,248 of other income in fiscal year 1998. See
Item 7 - financial statements, convertible notes payable footnote. Other expense included a $2,443,282 loss due to the termination of the Company's merger of PaperClip.

          NET LOSS. As a result of the foregoing, ASI's net loss increased 26% to $4,222,928 for the year ended June 30, 1998 from $3,360,374 for the year ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         ASI had a working capital deficit of $864,372 at June 30, 1998 as compared to a working capital surplus of $1,842,912 at June 30, 1997. The decrease in working capital was principally attributable to loans to PaperClip and costs related to the merger which was later terminated on August 24, 1998.

         Total cash used by operating activities in fiscal year 1998 was $3,022,357. The major use of cash was the net loss of $4,222,928. In addition, accounts payable increased by $694,587 and inventories decreased by $386,901. These amounts represent adjustments to net cash used by operating activities in the Company's Statement of Cash Flows.


         Cash provided by investing activities was $746,627 in Fiscal 1998. The major use of cash in investing activities was $1,252,689 during Fiscal 1998 in loans and advances to PaperClip as part of the Management Agreement between ASI and PaperClip. In order to comply with the Company's conservative accounting policy, loans relating to the terminated PaperClip merger totaling $2,081,741 were written off.

         During fiscal 1998, cash provided by financing activities totaled $624,743. This amount included gross proceeds in the amount of $650,000 from a loan to ASI in conjunction with the sale of a 30% interest in the Company's patents for $100,000. See "Financing" in Part 1. The loan bears interest at a rate of 19% and converts to a demand note at the lesser of three years or the completion of the company's patent litigation.

         ASI has suffered recurring losses from operations, has an accumulated deficit and incurred negative cash flows from its operating activities as it continued to develop its products and infrastructure. The recurring losses and negative cash flows from operating activities raise substantial doubt about ASI's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should ASI be unable to continue as a going concern. In response to these factors, ASI's independent auditors in their report dated July 20, 1999 on the Financial Statements have included an explanatory paragraph that describes factors raising substantial doubt about ASI's ability to continue as a going concern. ASI has introduced new products and has enhanced certain of its existing products; and is pursuing collaborative relationships with vendors and customers which are intended to create new opportunities to foster sales and reduce overhead for its products and services. ASI anticipates improved financial performance based upon increased sales resulting from its product introductions, product enhancements, overhead reduction and new collaborative relationships.

         As of June 30, 1998, ASI had no long-term debt, except for convertible notes payable of approximately $664,000 including accrued interest. ASI believes that funds generated from operations will be sufficient to meet ASI's working capital requirements through September, 1999. If ASI has insufficient funds from the above noted operations, further equity or debt financing will be sought. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, ASI's business will be materially adversely affected.

         At June 30, 1998, ASI had federal and state net operating loss carryforwards available to reduce any future taxable income in the approximate amount of $12,360,000. These net operating loss carryforwards will expire in various amounts between the years 2003 and 2018 if not previously utilized. In the event of a change in the ownership of ASI, as defined in Section 382 of the Internal Revenue Code, utilization of net operating loss carryforwards in periods following such ownership changes can be significantly limited. Management believes that ASI has incurred several changes of ownership under these rules. As a result, utilization of the net operating loss carryforwards is subject to various limitations, depending upon the year in which the net operating loss originated. Management estimates that federal net operating loss carryforwards in the approximate aggregate amount of $9,696,000 will be free from Section 382 limitations and available to offset taxable income that ASI may generate within the carryforward period. Of that amount, carryforwards in the approximate amount of $4,696,000 are available for future utilization in any year during the carryforward period without limitation. The other $5,000,000 is subject to a limitation of approximately $330,000 per year. Because the underlying calculations are complex and are subject to review by the Internal Revenue Service, these limitation amounts could be adjusted at a later date.

         ASI believes that its current corporate infrastructure can support significant increases in sales without proportionate increases in costs. However, there can be no assurances that sales will increase or that any cost advantages will result.

SEASONALITY AND INFLATION

     To date, seasonality and inflation have not had a material effect on ASI's operations.

YEAR 2000

     Company engineers have performed extensive testing to ensure that all of the Company supported software products are compliant with the year 2000 transition. The Company's software was developed to store and calculate date related information using 4 digit values, so records dated December 31, 1999 will be followed by records dated January 1, 2000. Testing has shown that the Company's software successfully manages the year 2000 roll-over while maintaining data and system integrity. For the turnkey systems that the Company sells, the Company continues to monitor the progress of other third party supplies on whom it depends, such as Hewlett-Packard and Disc. Although the Company cannot certify their products, the Company will continue to monitor the published status of their compliance and notify its supported customers of any findings. The Company's customers have been informed that year 2000 compliance may not apply to older computer equipment or non-current versions of system software.

Internally, the Company utilizes some third-party vendor computer hardware, networking equipment; telecommunication products and software products that may or may not be year 2000 compliant. However, the Company has been assured, by third party vendors, that the software products that the Company relies on to manage their internal finances, materials and support activities are all year 2000 compliant. Internal testing to verify these assurances will be completed as needed. The Company also relies, directly or indirectly, on external systems of suppliers, creditors, financial organizations and governmental entities for accurate exchange of data. The impact of year 2000 non-compliance by any of these entities is being monitored at this time.

ITEM 7.  FINANCIAL STATEMENTS




                      ACCESS SOLUTIONS INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS





                                                                           PAGE

Report of Independent Auditors                                              F-2

Financial Statements:

  Balance Sheet - June 30, 1998                                             F-3

  Statements of Operations -
    Years Ended June 30, 1998 and 1997                                      F-5

  Statements of Stockholders' Equity (Deficit) -
    Years Ended June 30, 1998 and 1997                                      F-6

  Statements of Cash Flows -
    Years Ended June 30, 1998 and 1997                                      F-7

Notes to Financial Statements                                               F-9


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Access Solutions International, Inc.


We have audited the accompanying balance sheet of Access Solutions International, Inc. as of June 30, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Access Solutions International, Inc. as of June 30, 1998, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, and has incurred negative cash flows from operating activities which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



CARLIN, CHARRON & ROSEN LLP

July 20, 1999

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                                 BALANCE SHEET
                                 JUNE 30, 1998



ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                                      $   238,459
    Trade accounts receivable, net of allowance for doubtful accounts of
      $35,112                                                                                          341,926
    Inventories                                                                                        112,855
    Prepaid expenses and other current assets                                                           96,088
                                                                                                    ----------
      TOTAL CURRENT ASSETS                                                                             789,328
                                                                                                    ----------
PROPERTY AND EQUIPMENT, NET                                                                            281,240
                                                                                                    ----------
OTHER ASSETS
    Deposits and other assets                                                                           51,308
    Service contract inventory                                                                           1,980
                                                                                                    ----------
      TOTAL OTHER ASSETS                                                                                53,288
                                                                                                    ----------

TOTAL ASSETS                                                                                        $1,123,856
                                                                                                    ----------




                                                                    Continued --

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            BALANCE SHEET (CONTINUED)

                                  JUNE 30, 1998


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Current portion of obligations under capital leases                                           $      6,716
    Accounts payable                                                                                   922,077
    Accrued salaries and wages                                                                          74,053
    Accrued expenses                                                                                   174,701
    Deferred revenue                                                                                   476,153
                                                                                                    ----------

      TOTAL CURRENT LIABILITIES                                                                      1,653,700

CONVERTIBLE NOTES PAYABLE                                                                              650,000

TOTAL LIABILITIES                                                                                    2,303,700

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 8)

STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value; 13,000,000 shares authorized,
      3,965,199 shares issued, and 3,963,940 shares outstanding                                         39,652
    Additional paid-in capital                                                                      17,637,694
    Accumulated deficit                                                                            (18,839,134)
                                                                                                  ------------
      TOTAL                                                                                         (1,161,788)
    Treasury stock, at cost (1,259 shares)                                                             (18,056)
                                                                                                  ------------

      TOTAL STOCKHOLDERS' DEFICIT                                                                   (1,179,844)
                                                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                         $1,123,856
                                                                                                  ------------
                                                                                                  ------------



               See accompanying notes to the financial statements
                        and independent auditor's report

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                                                                                  YEAR ENDED JUNE 30,
                                                                                               1998                1997
                                                                                               ----                ----
NET SALES
    Products                                                                             $  710,472          $  500,682
    Support and services                                                                    864,977             590,896
                                                                                         ----------          ----------

      TOTAL NET SALES                                                                     1,575,449           1,091,578
                                                                                         ----------          ----------

COST OF SALES
    Products                                                                                279,104             133,453
    Support and services                                                                    345,653             256,777
                                                                                         ----------           ---------

      TOTAL COST OF SALES                                                                   624,757             390,230

      GROSS PROFIT                                                                          950,692             701,348
                                                                                          ---------           ---------

OPERATING EXPENSES
    Selling expenses                                                                        708,455             928,080
    General and administrative expenses                                                   1,280,364           1,495,133
    Research and development expenses                                                       921,537           1,651,322
                                                                                         ----------          ----------

      TOTAL OPERATING EXPENSES                                                            2,910,356           4,074,535
                                                                                         ----------          ----------

LOSS FROM OPERATIONS                                                                     (1,959,664)         (3,373,187)

OTHER INCOME (EXPENSE)
    Gain on sale of patent                                                                   80,248                   -
    Interest income                                                                          67,660             112,538
    Interest expense                                                                        (25,739)           (100,066)
    Loss on PaperClip acquisition termination                                            (2,443,282)                  -
    Miscellaneous income                                                                     57,849                 341
                                                                                       ------------      --------------

      TOTAL OTHER INCOME (EXPENSE)                                                       (2,263,264)             12,813
                                                                                        -----------        ------------

NET LOSS                                                                                $(4,222,928)        $(3,360,374)
                                                                                        -----------         -----------
                                                                                        -----------         -----------
LOSS PER COMMON SHARE                                                                     $  (1.07)            $ (1.05)
                                                                                        -----------         -----------
                                                                                        -----------         -----------
Weighted average number of common shares outstanding                                      3,963,940           3,204,122
                                                                                        -----------         -----------
                                                                                        -----------         -----------



               See accompanying notes to the financial statements
                        and independent auditor's report

                                       ACCESS SOLUTIONS INTERNATIONAL, INC.
                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    FOR THE YEARS ENDED JUNE 30, 1998 AND 1997




                                                                        STOCKHOLDERS' EQUITY (DEFICIT)
                                    -----------------------------------------------------------------------------------------------

                                           COMMON STOCK                                             TREASURY STOCK
                                      --------------------                                      --------------------
                                                                ADDITIONAL   ACCUMULATED
                                      SHARES        AMOUNT   PAID-IN-CAPITAL   DEFICIT          SHARES       AMOUNT    TOTAL EQUITY
                                      ------        ------   ---------------   -------          ------       ------       (DEFICIT)

BALANCE AT JULY 1, 1996              1,511,865        15,119    10,599,720   (11,255,832)        1,259       (18,056)     (659,049)


Shares and warrants issued in
  public offering, net of expenses   2,453,334        24,533     7,037,974          --            --            --       7,062,507

Net loss                                  --            --            --      (3,360,374)         --            --     (3,360,374)
                                    ----------  ------------  ------------  ------------- ------------   ------------ ------------
BALANCE AT JUNE 30, 1997             3,965,199  $     39,652  $ 17,637,694  $(14,616,206) $      1,259  $    (18,056) $  3,043,084
                                    ----------  ------------  ------------  ------------- ------------   ------------ ------------

Net loss                                  --            --            --      (4,222,928)         --            --     (4,222,928)

                                    ----------  ------------  ------------  ------------- ------------   ------------ ------------

BALANCE AT JUNE 30, 1998             3,965,199  $     39,652  $ 17,637,694  $(18,839,134) $      1,259  $    (18,056) $ (1,179,844)
                                    ----------  ------------  ------------  ------------- ------------   ------------ ------------
                                    ----------  ------------  ------------  ------------- ------------   ------------ ------------







               See accompanying notes to the financial statements
                        and independent auditor's report

                                       ACCESS SOLUTIONS INTERNATIONAL, INC.
                                             STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED JUNE 30, 1998 AND 1997



YEAR ENDED JUNE 30,
                                                                   1998           1997
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $(4,222,928)   $(3,360,374)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
        Depreciation and amortization                           129,494        364,194
        Provision for doubtful accounts                         (18,087)          --
        Changes in operating assets and liabilities:
          (Increase) decrease in:
             Trade accounts receivable                          (84,925)       170,329
             Inventories                                        386,901         82,263
             Prepaid expenses and other current assets           87,071       (121,164)
             Deposits and other assets                          (41,705)        74,363
          Increase (decrease) in:
             Accounts payable                                   694,587       (467,851)
             Accrued expenses and salaries and wages            (99,077)      (283,172)
             Deferred revenue                                   146,312       (118,651)
                                                            -----------    -----------

NET CASH USED FOR OPERATING ACTIVITIES                       (3,022,357)    (3,660,063)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                          (82,425)       (93,068)
    Loans and advances to PaperClip                          (1,252,689)      (829,052)
    Advances and notes receivable written off relating to
      PaperClip merger termination                            2,081,741         16,762
                                                            -----------    -----------

NET CASH PROVIDED BY (USED FOR) INVESTING
  ACTIVITIES                                                $   746,627    $  (905,358)
                                                            ===========    ===========








                                                                    Continued --

                                       ACCESS SOLUTIONS INTERNATIONAL, INC.
                                       STATEMENTS OF CASH FLOWS (CONTINUED)
                                    FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                                                                                  YEAR ENDED JUNE 30,
                                                                                               1998                1997
                                                                                               ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from public offering of common stock                                 $               -         $ 9,200,013
    Costs relating to public offering of common stock                                             -          (2,137,506)
    Proceeds from related party loans                                                       640,514                   -
    (Repayments) of related party loans                                                    (640,514)                  -
    Proceeds from convertible notes payable                                                 650,000                   -
    Repayments of bridge loans                                                                    -          (1,363,973)
    Repayments on capital lease obligations                                                 (25,257)            (72,563)
    Net payments under note payable - bank                                                        -            (290,000)
    Write-off of deferred financing costs related to initial
      public offering                                                                             -             581,065
                                                                                     --------------          ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   624,743           5,917,036
                                                                                     --------------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                            (1,650,987)          1,351,615

CASH AND CASH EQUIVALENTS, BEGINNING                                                      1,889,446             537,831
                                                                                     --------------          ----------


CASH AND CASH EQUIVALENTS, ENDING                                                        $  238,459          $1,889,446
                                                                                     --------------          ----------
                                                                                     --------------          ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION


    Cash paid for interest                                                               $   12,000          $  130,000
                                                                                     --------------          ----------
                                                                                     --------------          ----------




               See accompanying notes to the financial statements
                        and independent auditor's report

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


1.   NATURE OF OPERATIONS

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

     During 1997, the Company consummated an initial public offering (IPO) of 1,066,667 Units. Each Unit consisted of two shares of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at an initial exercise price of $5.00 per share, subject to adjustments, through October 15, 2001. The shares of common stock and warrants comprising the Units are separately tradable. An over-allotment option to purchase an additional 160,000 Units upon the same terms and conditions set forth above was exercised by the Company's underwriter on October 29, 1996. An aggregate of 2,453,334 shares of common stock and 1,226,667 warrants were issued by the Company, resulting in net proceeds of $7,062,507.

     ASI has suffered recurring losses from operations, has an accumulated deficit, and has incurred negative cash flows from operating activities as it has continued to develop its products and infrastructure. The Company has enhanced certain of its existing products and is working to establish additional collaborative relationships with vendors and customers which may create new opportunities. However, the recurring losses and negative cash flow from operating activities raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

     As of June 30, 1998, the Company believes that income generated from operations, will be sufficient to meet the Company's working capital requirements through September, 1999. If the Company has insufficient funds from the above noted operations, further equity or debt financing will be sought. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, the Company's ability to continue as a going concern will be adversely affected.

2.   SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     INVENTORIES
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components used in production, finished goods held for sale and for service needs, and optical disk storage libraries purchased from third-party vendors for resale to the Company's customers as part of integrated systems. Base stock service inventories are maintained at customer locations as required under service contracts.



                                                                    Continued --

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

     INCOME TAXES
     Income taxes are accounted using an asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those differences are expected to be recovered or settled. The primary component of the Company's deferred tax asset as of June 30, 1998, which is fully reserved, is net operating loss carryforwards.



                                                                    Continued --

     LOSS PER COMMON SHARE
     In 1998 and 1997, loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations are not presented since the effect would be antidilutive.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates.

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

     STOCK BASED COMPENSATION
     The Company measures compensation expense relative to employee stock-based compensation plans using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". However, the Company will disclose the pro forma amounts of net income and earnings per share as though the fair value-based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", had been applied. See the stock options note for these disclosures.

3.   PAPERCLIP MERGER AND MANAGEMENT AGREEMENTS

     On April 15, 1997, the Company and PaperClip entered into an agreement for the Company to acquire substantially all the assets and liabilities of PaperClip, which was later amended to change the acquisition to a merger. The Company and PaperClip also entered into a management agreement (the "Management Agreement") which allowed the Company to manage the day-to-day operations of PaperClip and to advance funds on behalf of PaperClip pursuant to an operating budget, in each case until the closing of the Merger or the termination of the Merger Agreement. On January 29, 1997, the Company provided a $300,000 bridge loan to PaperClip for use as operating capital in exchange for a 12% convertible note from PaperClip secured by substantially all the assets of PaperClip. In addition, the Company had made unsecured advances to PaperClip of $1,252,689 and $529,052 during the years ended June 30, 1998 and 1997, respectively, for funding of working capital requirements.

     The Company and PaperClip also entered into a one-year distribution agreement effective June 1, 1997 pursuant to which the Company acted as a distributor for PaperClip's products in the United States to dealers and resellers.

     Ultimately, the merger agreement was terminated. Accordingly, effective June 30, 1998, the Company wrote off approximately $2,443,000 associated with the terminated merger.

4.   INVENTORIES

     Inventories at June 30, 1998 consist of the following:

         Production inventory                                      $  506,876
         Service inventory                                            216,584
                                                                    ---------
         TOTAL                                                        723,460

         LESS - inventory reserves                                   (608,625)

         LESS - Inventory for service contracts, net of reserves       (1,980)
                                                                   ----------
         TOTAL INVENTORY AVAILABLE FOR SALE                         $ 112,855
                                                                    ---------
                                                                    ---------


     Service inventory required at customer sites under contracts is excluded from current assets as it is not expected to be consumed in the next year.

5.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 1998 consists of the following:

         Computers and office equipment                            $  860,438
         Furniture and fixtures                                        38,993
         Purchased computer software                                  258,792
         Computer equipment held under capital leases                 115,523
                                                                    ---------
         TOTAL                                                      1,273,746
         Accumulated depreciation and amortization                   (992,506)
                                                                   ----------


         NET PROPERTY AND EQUIPMENT                                $  281,240
                                                                   ----------
                                                                   ----------

6.   CONVERTIBLE NOTES PAYABLE


     On May 27, 1998, the Company completed a financing agreement for the sale of a 30% interest in several of the Company's patents to a stockholder who was also a former director, for $100,000. Subsequent to June 30, 1998, this shareholder sold all of his Company common stock. These patents are the subject of a lawsuit pending in the United States District Court for the District of Rhode Island. In addition, the same shareholder also loaned the Company $650,000 reflected as convertible notes payable in these financial statements, and has agreed to make additional advances for outstanding and future legal fees and costs incurred in connection with the lawsuit.


     The loan is secured by a first priority interest in these patents and bears interest at the rate of 19% per annum and amounted to approximately $13,700 in fiscal year 1998. The loan has a term of the lesser of three years or completion of the company's patent litigation and converts to a demand note at the end of its term.





                                                                    Continued --

     The loan is also convertible at the option of the lender after August 24, 1998 (provided that and as long as the Company is not then a party to a binding equity infusion as defined in the agreement) to convert the note into that number of fully paid nonaccessible shares into the Company's common stock as is obtained by dividing the outstanding principal and interest balance of the note as of the date of conversion by the hereinafter defined market price. Such optional conversion shall be exercised by the lender giving written notice of such election to convert, surrender of the note to the company, the company's payment to the lender of interest accrued on the note through the date of such conversion and the issuance by the Company to the lender of that number of shares of the Company's common stock as is obtained by the market price formula. The market price formula is obtained by taking the average market price of the daily market prices of the shares of the company's common stock over a period of 20 consecutive business days prior to the day as of which "market price" is being determined.

7.   COMMITMENTS

     OPERATING LEASE

     The Company leases building space for office and plant facilities. In October, 1998, the Company entered into a new lease for approximately 40% of the previous space utilized, through September 30, 2001. The new lease may be terminated after twelve months, but such termination would accelerate certain unamortized leasehold improvements. Total rent expense for the years ended June 30, 1998 and 1997 amounted to approximately $67,000 and $82,000, respectively. The new annual rent amount will be approximately $35,000 per year.

     CAPITAL LEASES

     The Company leases certain computer equipment under capital lease obligations. The economic substance of the lease is that the Company is financing the acquisition of the assets through the leases. The related assets are included in property and equipment. Amortization expense related to leased assets was $23,105 and $241,850 during fiscal years 1998 and 1997, respectively. Accumulated amortization related to leased assets was $108,334 and $85,229 at June 30, 1998 and 1997, respectively.

     Obligations under the capital leases are recorded at the present value of future minimum lease payments using the interest rate implicit in the lease agreements. At June 30, 1998, the future minimum annual lease payments, together with the present value of the net minimum annual lease payments under the capital leases, are as follows:

       YEAR ENDING JUNE 30, 1998                                          $  6,829

       LESS:  amount representing interest and executory costs                 112
                                                                       ------------


       PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS/CURRENT PORTION        $  6,717
                                                                       ------------
                                                                       ------------

8.   INCOME TAXES

     The tax effects of net operating loss ("NOL") carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 1998 are as follows:


     JUNE 30,
                                                                          1998
     Deferred tax assets:
         Net operating loss carryforwards                           $4,944,000
         Research and development costs capitalized
           for tax purposes                                          1,311,000
         Accrued vacation                                               14,000
         Provision for doubtful accounts                                14,000
         Inventory reserves/263(A)                                     232,000
         Property and equipment depreciation differences                 6,000
                                                                  ------------
                                                                     6,521,000

     Deferred tax liabilities:
         Valuation allowance                                        (6,521,000)

     NET DEFERRED TAX ASSET                                       $          -
                                                                  ------------
                                                                  ------------



     The Company records a valuation allowance for deferred tax assets, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has determined that a full valuation allowance is required in light of its history of operating losses since its inception.

     At June 30, 1998, the Company has total federal and state NOL carryforwards, prior to any limitations, available to reduce future taxable income of approximately $12,360,000, which expire in various amounts between the fiscal years 2003 and 2018, if not previously utilized. In the event of an ownership change, as defined under Section 382 of the Internal Revenue Code, utilization of NOL carryforwards in the period following the ownership change can be significantly limited. The Company has incurred several changes of ownership under these rules. As a result, utilization of the NOLs is subject to various limitations, depending upon the year in which the NOL originated. As of June 30, 1998 management estimates that approximately $9,696,000 of the Company's federal NOL carryforwards will be available to offset taxable income that may be generated within the carryforward period. Of this amount, approximately $4,696,000 is available for future utilization without limitation. The other $5,000,000 is subject to a limitation of approximately $330,000 of utilization per year. However, because the limitation calculations are complex and subject to review by the Internal Revenue Service, these limitations could be adjusted at a later date.

9.   STOCK OPTIONS

     In 1987, the Company adopted an employee and director stock option plan (the "1987 Plan"), pursuant to which the Company made grants of options through November 1994. In November 1994 the Company adopted a new employee stock option plan (the "1994 Employee Plan") and a stock option plan for non-employee directors (the "1994 Directors Plan"). The Company has also granted options from time to time to consultants and in connection with equity and debt offerings. These options were granted at exercise prices which were not less than the fair market value of the common stock on the date the option was granted. Both the 1987 Plan and the 1994 Plan provided for the grant of incentive stock options and non-qualified stock options. Incentive stock options under both plans were granted at an exercise price not less than the fair market value of the common stock on the date the option was granted. Non-qualified stock options under the 1987 Plan were granted at exercise prices not less than 50% of the fair market value of the common stock on the date the option was granted, while non-qualified stock options under the 1994 Plan were granted at exercise prices not less than the fair market value of the common stock on the date the option was granted. Options were to be exercised within ten (10) years from grant, except for incentive stock options issued to 10% stockholders which were to be exercised within five (5) years from grant. Options outstanding under the 1987 Plan and the 1994 Employee Plan vested at the rate of 20% on the first anniversary of the date of grant and 5% at the end of each additional three-month period of service. Options under the 1994 Directors Plan vested ratably over four years. Non-plan options vested in accordance with the terms of the particular option agreement. The range of vesting periods under non-plan options is from zero to three years.

     In August 1996, the Company terminated the 1994 Stock Option Plan and Directors' Plan and also terminated the 1987 Stock Option and Purchase Plan (the "Terminated Plans") and adopted the 1996 Plan pursuant to which key employees of the Company, including directors who are employees, are eligible to receive grants of options to purchase common stock, at the discretion of the Compensation Committee.

     The Company has reserved 500,000 shares of common stock for issuance under the 1996 Plan. Options granted under the 1996 Plan can be either incentive stock options or non-qualified options, at the discretion of the Compensation Committee.

     On August 1, 1996 the Company cancelled the 8,351 employee options outstanding under the Terminated Plans (having exercise prices ranging from $74 to $240.50 per share) and granted options to purchase 263,351 (of the 263,351 options granted, 8,351 were immediately exercisable and the remainder vested in equal installments on the first and second anniversary of the grant) shares of Common Stock at an exercise price equal to $3.75 per share. The options must be exercised within five years of the date of grant.

                                                                    Continued --

     As of June 30, 1998 and 1997, the following stock options were outstanding:

                         EXERCISE                                      NUMBER OUTSTANDING
                           PRICE                               JUNE 30,                 JUNE 30,
                        PER SHARE                               1998                      1997

                      $     3.75                                132,208                 208,837
                           74.00                                     44                      92
                          148.00                                      -                      16
                          222.00                                  1,352                   1,352
                          240.50                                      -                     135
                          351.50                                  1,036                      14
                          399.60                                      9                     288
                                                          -------------            ------------
                                                                134,649                 210,734
                                                          -------------            ------------
                                                          -------------            ------------


     The following is a summary of stock option activity for the years ended June 30, 1998 and 1997:

                                                            EXERCISE                   WEIGHTED AVERAGE
                                                                             ----------------------------------
                                           NUMBER OF        PRICE            EXERCISE     FAIR VALUE  REMAINING
                                            OPTIONS        PER SHARE          PRICE       AT GRANT      LIFE

     Outstanding July 1, 1996                10,256       $74-$399.60        $ 212.53                   5 years
     Granted to employees                   263,351       $ 3.75             $   3.75        $ 1.05
     Cancelled                              (62,873)      $74-$399.60
                                            -------       -----------       ---------      --------   ---------

     Outstanding June 30, 1997              210,734      $  3.75-$399.60         5.91                   5 years
     Granted to former employees             45,393      $  3.75                 3.75         -
     Cancelled                             (121,478)        3.75-$399.60
                                            -------       -----------       ---------      --------   ---------

     Outstanding June 30, 1998              134,649      $  3.75-399.60      $   8.67                    5 years
                                            -------       -----------       ---------      --------   ---------
                                            -------       -----------       ---------      --------   ---------



     Stock-based compensation expense under the fair value-based method of accounting would have resulted in pro forma net loss and loss per common share approximating the following amounts:

                                                         1998                                 1997
                                            AS REPORTED       PRO FORMA            AS REPORTED     PRO FORMA

         Net loss                           $(4,222,928)      $(4,228,281)        $(3,360,374)     $(3,485,508)
                                            -----------       -----------         -----------      -----------
                                            -----------       -----------         -----------      -----------
         Loss per common share                  $(1.07)           $(1.07)             $(1.05)           $(1.09)
                                            -----------       -----------         -----------      -----------
                                            -----------       -----------         -----------      -----------



     The fair value for each option granted reflecting the basis for the above from forma disclosures was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                                1998                   1997

         Expected life                                         5 years              5 years
         Risk-free yields                                      6.90%                6.31%
         Expected volatility                                   71% *                11%

     *Since there were no employee grants in FY 1998, this assumption did not influence the stock-based compensation expense calculation for 1998.

     The Company recognizes forfeitures as they occur.

     Because additional option grants are expected to be made each year, the application of fair value-based accounting in arriving at the pro forma disclosures above is not an indication of future income statement effects.

10.  INTERNATIONAL SALES' MAJOR CUSTOMERS AND CONCENTRATION OF
     CREDIT RISK


     The Company sells optical archiving systems and related licenses for software products to customers domestically and internationally. International sales have all been denominated in U.S. dollars and were approximately $248,500 and $107,500 in the years ended June 30, 1998 and 1997, respectively. The Company's foreign sales represented approximately 16% and 10% of total revenues for the year ended June 30, 1998 and 1997, respectively.


     Amounts due from two customers represented approximately 64% of total accounts receivable outstanding at June 30, 1998.

     Also, sales to three customers accounted for 20%, 14%, and 12%, respectively, of revenues for the year ended June 30, 1998.

     The Company also has a concentration of credit represented by cash balances in certain large commercial banks in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management.

11.  RESEARCH AND DEVELOPMENT

     Research and development expense in the current year represent costs associated with the Company's completion of GIGAPAGE 3.0, which also represented completion of all significant product commitments.


12. OPEN LITIGATION

     On August 29, 1997, the Company filed a complaint in the United States District Court for the District of Rhode Island against Data/Ware Development, Inc. ("Data/Ware") and Eastman Kodak Company, Inc. ("Kodak") alleging infringement of the Company's patents. The claim states that Data/Ware and Kodak collectively manufacture, use and/or sell equipment for recording data on optical media and alleges that the manufacture and sale of such equipment, and use by purchasers thereof, infringes one or more of the Company's patents. The claim calls for an order enjoining the defendants from further infringement of its patents, damages and interest for infringement and reasonable attorney's fees and such other relief that the court deems proper. No outcome of this claim can be determined at this time.



                        See independent auditor's report

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) (i) On June 2, 1998, Access Solutions International, Inc. ("Registrant") was notified by Price Waterhouse LLP ("Price Waterhouse") that Price Waterhouse would not serve as Registrant's independent auditor for the year ended June 30, 1998. The decision was initiated by Price Waterhouse, and no recommendation or approval by Registrant's Board of Directors or Audit Committee was sought.

(ii) Price Waterhouse's annual reports for the last two years did not contain any adverse opinions, disclaimers of opinion, modifications or qualifications as to uncertainty, audit scope or accounting principals, except to include a modification with respect to the Registrant's ability to continue as a going concern for the years ended June 30, 1996 and 1997.

(iii) In connection with the audit for the 1997 fiscal year, there were no disagreements of the type described in Item 304 (a) (1) (iv) of Regulation S-K with the Company's former auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

(iv) During the Company's 1997 fiscal year and the subsequent interim period preceding the change in accountants, no reportable event, as set forth in Item 304 (a) (1) (iv) of Regulation S-K, occurred.

(v) The letter from the Company's former auditor required by Item 304 (a) (1)
(iv) of Regulation S-K was filed by amendment to the Form 8-K on Form 8-K/A on June 23, 1998.

(b) On July 6, 1999, the Company's Board of Directors engaged Carlin, Charron & Rosen LLP as its auditors for fiscal years 1998 and 1997. During the Company's 1997 fiscal year and the subsequent interim periods preceding the change in accountants, the Company did not consult Carlin, Charron & Rosen LLP on any accounting matters.

                                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     DIRECTOR AND EXECUTIVE OFFICERS. The current ASI directors and executive officers are as follows:

NAME AND AGE                                                          POSITION
------------                                                          --------
Robert H. Stone,(1) ............................      48              President, Chief Executive Officer, Director

Thomas E. Gardner, .............................      60(1)(2)        Chief Financial Officer, Treasurer, Director

Adrian Hancock, ................................      51              Director

Denis L. Marchand, .............................      45              Vice President - Finance & Administration
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

         MR. GARDNER has served as Chief Financial Officer of ASI since April 1996, Treasurer since May 1994 and has been a director since May 1994. Mr. Gardner does not serve full time as ASI's Chief Financial Officer or Treasurer. Mr. Gardner has also served as the President of LJT Associates (a planning and financial consulting firm) since April 1992. From 1979 to October 1992, Mr. Gardner was Senior Vice President at Rhode Island Hospital Trust National Bank. Mr. Gardner has served on various Rhode Island and Providence commissions and committees and currently serves as the Rhode Island Governor's appointee to the Depositors' Economic Protection Corporation Performance Review Committee. Mr. Gardner, through LJT Associates, is presently providing consulting services to Point Gammon Corporation, whose principal owner, Mr. Malcolm G. Chace III, is an ASI stockholder and former director.

         MR. HANCOCK has been a director of ASI since May 1997. Mr. Hancock has been a member of the Planning Technologies Group, a consulting firm, since 1995. He was also Director of International Operations of the Timberland Company, a footwear and apparel manufacturer, from 1993 to 1995. From 1992 to 1993 Mr. Hancock was a management consultant.

         MR. MARCHAND served as Financial Controller from September 1994 to December 1997, and has served as Vice President of Finance and Administration since December 1997. From July 1993 to September 1994 he was a Firm Administrator for Rubin, Hay & Gould, P.C., a law firm located in Framingham, MA. From October 1990 through May 1993 he was the financial controller of the U.S. subsidiary of EWAG Corporation, a high precision grinding machine manufacturer. Mr. Marchand holds an M.B.A. degree from Bryant College, is a certified internal auditor and has successfully passed the Uniform Certified Public Accountant's examination.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934 requires ASI's officers and directors, and persons who own more than 10% of a registered class of ASI's equity securities ("insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Insiders are required by SEC regulation to furnish ASI with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to ASI, ASI believes that during its fiscal year ended June 30, 1998 all Section 16(a) filing requirements applicable to its insiders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         DIRECTOR COMPENSATION. ASI's directors do not receive cash compensation for service on the Board of Directors, although they are reimbursed for certain out-of-pocket expenses in connection with attendance at Board and committee meetings.

         EXECUTIVE COMPENSATION. SUMMARY COMPENSATION TABLE. The following table sets forth certain information with respect to the compensation paid by ASI for services rendered during the fiscal year ended June 30, 1998 to the chief executive officer and the other executive officers of ASI whose compensation exceeded $100,000 (the "Named Executive Officers").

                                                                   ANNUAL                         LONG-TERM
                                                                 COMPENSATION                   COMPENSATION
                                                                                                   AWARDS
                                                                                        SECURITIES
NAME AND                                    FISCAL                        PAID           UNDERLYING       ALL OTHER
PRINCIPAL POSITION                          YEAR              SALARY      BONUS          OPTIONS         COMPENSATION
------------------                          ----              ------      -----          -------         ------------
Robert H. Stone, President and Chief
Executive Officer                           1998              150,000       --             --                --
                                                              -------
                                                                            --             --                --
                                            1997              125,241
                                                              -------


      OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information with respect to option grants during the fiscal year ended June 30, 1998 to the Named Executive Officers.

               NUMBER            PERCENT OF
               SECURITIES        TOTAL OPTIONS    EXERCISE
               UNDERLYING        GRANTED TO       OR BASE
               OPTIONS           EMPLOYEES        PRICE
NAME           GRANTED           IN FISCAL YEAR   ($/SH)        EXPIRATION DATE

               None

         YEAR-END OPTION TABLE. During the fiscal period ended June 30, 1998, none of the Named Executive Officers exercised any options issued by ASI. The following table sets forth information regarding the stock options held as of July 1, 1998 by the Named Executive Officers.

                                                  NUMBER OF SECURITIES                VALUE OF UNEXERCISED IN-THE-
                                                 UNDERLYING UNEXERCISED                 MONEY-OPTIONS AT FISCAL
                                               OPTIONS AT FISCAL YEAR-END                       YEAR END

                 NAME                       EXERCISABLE        UNEXERCISABLE     EXERCISABLE           UNEXERCISABLE

Robert H. Stone.....................          20,000              20,000                $0                  $0


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

         In August 1996, ASI terminated its 1987 Stock Option and Purchase Plan and 1994 Stock Option Plan (the "Terminated Plans") and adopted the 1996 Plan pursuant to which key employees of ASI, including directors who are employees, are eligible to receive grants of options to purchase ASI Common Stock for issuance under the 1996 Plan. Options granted under the 1996 Plan can be either incentive stock options or non-qualified options, at the discretion of the Compensation Committee. On August 1, 1996, ASI canceled the 8,351 employee options outstanding under the Terminated Plans (having exercise prices ranging from $74 to $240.50 per share) and granted options to purchase 263,351 (of which 8,351 are immediately exercisable) shares of ASI Common Stock at an exercise price equal to $3.75 per share.

         In July and September of 1997, ASI cancelled the employee stock option plans of Messrs. Matthias Lukens for 24,311 shares and George Steele for 21,082 shares and granted them non-qualified options for the same amounts of shares at the same exercise price of $3.75. Mr. Luken's options expire on July 14, 2007 and Mr. Steele's options expire on July 31, 2006.

         NON-PLAN OPTIONS. From time to time, ASI has issued options to purchase shares of ASI Common Stock to certain consultants and in connection with certain equity and debt financing arrangements provided to ASI. As of September 1, 1998, ASI had non-plan options to purchase 47,834 shares of ASI Common Stock outstanding; of such amount, options to purchase 21,082 and 24,311 shares were held by Mr. Steele and Mr. Matthius Lukens, respectively, former officers of ASI. Additionally, 493 and 338 shares were held by former directors of ASI, Mr. Christopher Ingraham and Mr. Marvyn Carton, respectively. Also, Mossberg Industries and the Chairman of Mossburg Industries, Mr. Malcolm G. Chace III, held 203 and 338 shares, respectively. The non-plan options are all 100% vested and the exercise price of the options range from $3.75 to $399.60 per share. Mr. Ingraham received his options as compensation for services rendered to ASI as a consultant, each of Messrs. Chace and Lukens received his options as compensation for serving as a director, and Mossberg received its options in connection with certain debt financing it provided to ASI.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information known to ASI with respect to beneficial ownership of the ASI Common Stock as of July 1, 1998 by
(i) each stockholder who is known by ASI to own beneficially more than 5% of the outstanding ASI Common Stock, (ii) each of ASI's directors, (iii) the Named Executive Officers of ASI as of the end of ASI's fiscal year, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.


                  Name and Address of                Shares of Common Stock             Percentage of
                    Beneficial Owner                   Beneficially Owned               Common Stock
                    ----------------                   ------------------               ------------

Malcolm G. Chace III (1)                                  757,550                           19.11%
c/o Point Gammon Corporation
731 Hospital Trust Building
Providence, RI   02903

Robert H. Stone (2)                                       20,000                            *
c/o Access Solutions International, Inc.
650 Ten Rod Road
North Kingstown, RI   02852

Thomas E. Gardner c/o Point Gammon Corporation  (3)       13,891                            *
731 Hospital Trust Building
Providence, RI   02903

Adrian Hancock                                            ---                               ---
c/o The Planning Technologies Group
92 Hayden Avenue
Lexington, MA   02173


Directors and Executive Officers as a Group               806,779                           20.17
(5 persons) (4)


----------------------------------------

(1) Includes 338 shares of ASI Common Stock issuable upon exercise of currently exercisable stock options. Excludes 203 shares of ASI Common Stock issuable upon exercise of currently exercisable stock options owned by Mossberg, of which Mr. Chace is the Chairman of the Board of Directors. Mr. Chace disclaims beneficial ownership of these shares of ASI Common Stock owned of record by Mossberg. Mr. Chace resigned his position as director on April 15, 1998.

         On August 20, 1998, Mr. Chace sold 757,212 shares of ASI Common Stock to J. Michael Costello.

(2) Consists of 20,000 shares of ASI Common Stock issuable upon exercise of stock options.

(3)      Includes 67 shares of ASI Common Stock jointly held with Leslie A.
         Gardner.

(4) Includes 15,338 shares of ASI Common Stock issuable upon exercise of stock options.

*        Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS BETWEEN ASI AND PAPERCLIP


         On January 29, 1997, ASI provided a $300,000 loan to PaperClip for use as operating capital in exchange for a convertible note of PaperClip (the "PaperClip Note"). The PaperClip Note was due and payable on January 27, 1998, bears interest at a rate of 12% per annum payable quarterly and is secured by a first priority security interest in all of PaperClip's assets. At any time all or a portion of the outstanding principal amount of the PaperClip Note may be converted into shares of PaperClip Common Stock at a conversion price of $.25 per share.

         On April 15, 1997, the Company and PaperClip entered into an agreement for the Company to acquire substantially all the assets and liabilities of PaperClip, which was later amended to change the acquisition to a merger. The Company and PaperClip also entered into a management agreement (the "Management Agreement") which allowed the Company to manage the day-to-day operations of PaperClip and to advance funds on behalf of PaperClip pursuant to an operating budget, in each case until the closing of the Merger or the termination of the Merger Agreement.


         ASI and PaperClip entered into a one-year non-exclusive regional distribution agreement commencing June 1, 1997. Under the terms of this agreement, ASI acted as a distributor for PaperClip's products in the United States to dealers and resellers. ASI's sole compensation under this agreement was its gross profit on any products sold, which was equal to any excess of the price at which ASI distributes the products to its customers over the price at which PaperClip licenses the products to ASI. The agreement expired on May 31, 1998 and was not renewed.


CERTAIN TRANSACTIONS BETWEEN ASI AND ITS AFFILIATES

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

         10.8 Secured Promissory Note issued by PaperClip (incorporated by reference to Exhibit 10.4 of ASI's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996)

         10.9 Registration Rights Agreement dated January 29, 1997 between ASI and PaperClip (incorporated by reference to Exhibit 10.5 of ASI's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996)

         27       Financial Data Schedule

         (b)      Reports on Forms 8-K

         (i) Report on Form 8-K dated April 21, 1997 relating to (a) the Asset Purchase Agreement (the "Asset Purchase Agreement") dated April 15, 1997 between and among Access Solutions International, Inc. (the "Registrant") with PaperClip Software, Inc. ("PaperClip"), also containing a press release dated April 15, 1997 (incorporated by reference to Exhibit
                  99), and the (b) the Management Agreement (the "Management Agreement") between the Registrant and PaperClip.

         (ii) Report on Form 8-K dated December 4, 1997, on changes relating to the ASI/PaperClip Merger Agreement dated November 12, 1997, by and among Access Solutions International, Inc., PaperClip Software, Inc. and PaperClip Acquisition Corp. (incorporated by reference to Exhibit 2.1 Registration Statement on Form S-4, File No. 333-40181). Also containing Access Solution's press release dated September 15, 1997, with respect to such changes (incorporated by reference to Exhibit 99).

         (iii) Report on Form 8-K dated June 9, 1998, relating to (a) the Change in Registrant's Certifying Accountant (incorporated by reference to Exhibit 16.1, letter from Price Waterhouse, LLP),
                  (b) Financing Agreement dated May 27, 1998 describing terms and conditions of such financing agreement, (c) Extension of the Merger Agreement between ASI and PaperClip dated May 27, 1998. Also containing press release relating to (b) and (c) (incorporated by reference to Exhibit 99, 10.1 through 10.7).

         (iv) Report on Form 8-K dated August 28, 1998, relating to (a) the Termination of the ASI/PaperClip Merger Agreement and (b) the voluntary delisting of ASI's common stock from the NASDAQ Small Cap Market. Also containing press release dated August 25, 1998 relating to both items (incorporated by reference to Exhibit 99).

         (v) Report on Form 8-K dated August 2, 1999, relating to the Change in Registrant's Certifying Accountant, addressed to shareholders dated July 6, 1999.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ACCESS SOLUTIONS INTERNATIONAL, INC.



Dated:  October 3, 1997         By:       /s/ Robert H. Stone
                                          ------------------------------------
                                          Robert H. Stone
                                          President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on October 3, 1997.


SIGNATURE                       TITLE
/s/ Robert H. Stone             President, Chief Executive Officer and Director
-------------------------------
Robert H. Stone

/s/ Denis L. Marchand           Chief Accounting Officer
-------------------------------
Denis L. Marchand

/s/ Thomas E. Gardner           Chief Financial Officer and Director
-------------------------------
Thomas E. Gardner

/s/ Adrian Hancock              Director
-------------------------------
Adrian Hancock