Form 10QSB
period 1999-06-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 1999-08-09
CIK 875385

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended September 30, 1998

                                        or

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

 Yes   X  No

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of November 10, 1998 was 3,963,940.

                 ACCESS SOLUTIONS INTERNATIONAL, INC.

                              INDEX


PART I.             FINANCIAL FORMATION                                    PAGE
Item 1.             Financial Statements

                    Balance sheet--September 30, 1998 (unaudited)
                    and June 30, 1998                                        3

                    (unaudited) Statements of operations --Three
                    months ended September 30, 1998 and 1996                 5

                    (unaudited)  Statements of cash flows -- Three
                    months ended September 30, 1998 and 1996                 6

                    Notes to unaudited financial statements                  7

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      8

Part II.            OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K                        13

Signatures                                                                  14


                    ACCESS SOLUTIONS INTERNATIONAL, INC.

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    ACCESS SOLUTIONS INTERNATIONAL, INC.
                              BALANCE SHEET


                                                              SEPTEMBER 30,         JUNE 30,
                                                                 1998                 1998
                                                              (UNAUDITED)
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                              $82,728             $238,459
       Trade accounts receivable, net of allowance for
            doubtful accounts of $13,167.                     106,349              341,926
       Inventories                                            108,537              112,855
       Prepaid expenses and other current assets               67,347               96,088
                                                          ---------------      --------------
              TOTAL CURRENT ASSETS                            364,961              789,328

Property and equipment, net                                   238,732              281,240

OTHER ASSETS:

       Deposits and other assets                               64,672               51,308
       Service Contract Inventory                                --                  1,980
                                                           ---------------     ---------------
       Total other assets                                      64,672               53,288
                                                           ---------------     ---------------

TOTAL ASSETS                                                 $668,365            $1,123,856
                                                           ---------------     ---------------
                                                           ---------------     ---------------




SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                    ACCESS SOLUTIONS INTERNATIONAL, INC.
                         BALANCE SHEET (CONTINUED)

                                                                SEPTEMBER 30,            JUNE 30,
                                                                    1998                  1998
                                                                (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Current installments of capital lease obligations              --                   6,716
    Accounts payable                                           $870,510              $922,077
    Accrued salaries and wages                                   50,515                74,053
    Accrued expenses                                            245,750               174,701
    Deferred revenue-prepaid service contracts                  319,560               476,153
                                                             ------------          ------------
                  TOTAL CURRENT LIABILITIES                   1,486,335             1,653,700

CONVERTIBLE NOTES PAYABLE                                       650,000               650,000

TOTAL LIABILITIES                                             2,136,335             2,303,700
                                                             ------------          ------------

STOCKHOLDERS' DEFICIT:

    Common Stock, $.01 par value, 13,000,000
     shares authorized, 3,965,199 shares issued                  39,652                39,652
    Additional paid-in capital                               17,637,694            17,637,694
    Accumulated deficit                                     (19,127,256)          (18,839,134)
                                                            ------------          ------------

                  TOTAL                                      (1,449,910)           (1,161,788)

       Treasury stock, at cost (1,259 shares)                   (18,056)              (18,056)
                                                            ------------          ------------

       TOTAL STOCKHOLDERS' DEFICIT                           (1,467,966)           (1,179,844)
                                                            ------------          ------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT                                     $668,365            $1,123,856
                                                            ------------          ------------
                                                            ------------          ------------


Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date, however does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                   ACCESS SOLUTIONS INTERNATIONAL, INC.

                   STATEMENTS OF OPERATIONS (UNAUDITED)



                                                        THREE MONTHS ENDING
                                                        SEPTEMBER 30,
                                                            1998                       1997
NET SALES:
       Products                                            $25,381                   $193,413
       Services                                            189,197                    131,643
                                                           -------                    -------
             TOTAL NET SALES                               214,578                    325,056
                                                           -------                    -------

COST OF SALES:
       Products                                             13,681                    138,449
       Services                                             62,390                     71,213

             TOTAL COST OF SALES                            76,071                    209,662
                                                            ------                    -------

GROSS PROFIT                                               138,507                    115,394
                                                           -------                    -------

OPERATING EXPENSES:
       Selling expense                                      46,952                    191,361
       General and administrative expense                  166,086                    274,022
       Research and development expense                     45,116                    376,231
                                                           -------                    -------

             TOTAL OPERATING EXPENSES                      258,154                    841,614
                                                           -------                    -------

             LOSS FROM OPERATIONS                         (119,647)                  (726,220)
                                                           --------                  ---------

OTHER (INCOME) AND EXPENSES:
       Interest income                                      (2,179)                   (25,795)
       Interest expense                                     31,673                        747
Loss on PaperClip merger termination                       138,981                       --
                                                           --------                  ---------
       TOTAL OTHER (INCOME) AND EXPENSES                   168,475                     25,048
                                                           --------                  ---------
NET LOSS                                                 ($288,122)                  ($701,172)
                                                           --------                  ---------

LOSS PER COMMON SHARE                                        ($.07)                      ($.18)
                                                           --------                  ---------
                                                           --------                  ---------

Weighted average number of
common shares                                            3,963,940                   3,963,940




SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                 FOR THE THREE MONTHS ENDED
                                                                        SEPTEMBER 30,

                                                                 1998                 1997
                                                                 ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 ($288,122)           ($701,172)

Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization                                  52,411               37,040
  Provision for doubtful accounts                               (21,946)             (11,547)
  Changes in operating assets and liabilities:
     (Increase)/ decrease in:
       Trade accounts receivable                                257,523               49,197
       Inventories                                                6,299              (12,980)
       Prepaid expenses and other current assets                 28,741                1,164
       Deposits and other assets                                (23,915)                (979)
     (Increase)/ decrease in:
       Accounts payable                                         (51,568)             215,390
       Accrued expenses and salaries and wages                   47,509              (61,213)
       Deferred revenue                                        (156,593)             (94,645)
                                                               ---------             --------

NET CASH (USED FOR) OPERATING ACTIVITIES                       (149,661)            (578,766)
                                                               ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                646              (31,980)
  Loans and advances to PaperClip                              (138,981)            (652,639)
  Loans and advances written off relating to PaperClip
    merger termination                                          138,981                  --
  Deferred merger costs                                              --              (20,670)
                                                               ---------            ---------
NET CASH PROVIDED BY (USED FOR)
  INVESTING ACTIVITIES                                              646             (706,268)
                                                               ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of capital lease obligations                         (6,716)             (6,080)

CASH USED FOR FINANCING ACTIVITIES                                (6,716)             (6,080)
                                                               ----------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (155,731)         (1,291,114)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   238,459           1,889,446
                                                               ----------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $82,728            $598,332
                                                               ----------           --------
                                                               ----------           --------


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                     ACCESS SOLUTIONS INTERNATIONAL, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. ("ASI") annual report on Form 10-KSB for the year ended June 30, 1999.

2. PAPERCLIP MERGER AND MANAGEMENT AGREEMENTS

On April 15, 1997, ASI and PaperClip Software, Inc., Inc. ("PaperClip") entered into an Asset Purchase Agreement for ASI to acquire substantially all the assets and liabilities of PaperClip (the "Agreement"). On September 12, 1997, the agreement was amended (the "Amended Agreement") to change the acquisition to a merger. As a result of this amendment, a newly-formed subsidiary of ASI will merge into PaperClip with PaperClip surviving as a subsidiary of ASI (the "Merger"). Consummation of this transaction is subject to various conditions, including approval by the PaperClip stockholders. Under the terms of the Amended Agreement, the PaperClip stockholders will be entitled to receive an aggregate of approximately 1.5 million shares of ASI's Common Stock plus an equivalent number of ASI Class B Warrants. Each Class B Warrant will entitle the holder to purchase one share of ASI Common Stock at an exercise price of $6.00 per share. In connection with the Merger, the holders of PaperClip's outstanding 12% Convertible Notes due December 1999 will exchange such notes for an aggregate of approximately 400,000 shares of non-voting redeemable preferred stock of PaperClip. After 18 months, the holders of the preferred stock will have the option to require the surviving corporation or ASI to purchase such shares for cash or ASI common stock and Class B Warrants. After 30 months, ASI will have the right to redeem the Preferred Stock for cash or ASI Common Stock and Class B Warrants.

On April 14, 1998, ASI and PaperClip Software, Inc.(OTC EBB:PCLP) agreed to extend the date for the consummation of PaperClip's previously announced merger with and into a newly formed wholly-owned subsidiary of Access Solutions. Pursuant to the terms of the merger agreement, completion of the merger transaction was subject to certain conditions, including a financing contingency. Because the financing contingency was not satisfied, the merger transaction was not consummated, and the merger agreement was amended to allow more time for the financing condition to be satisfied. The agreement called for an extension to August 24, 1998. On August 24, 1998, the merger agreement was terminated. In connection with the termination of the merger agreement, the Company wrote off all merger costs incurred through June 1998. Costs relating to the discontinued merger incurred after June 30, 1998 were expensed in the quarter ended September 30, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ASI's sales consist of sales of products and services. Products sold by ASI consist of COLD systems, software and hardgoods including replacement disk drives, subassemblies and miscellaneous peripherals. ASI also sells document management software in accordance with a distribution agreement with PaperClip Software, Inc. signed June 1, 1997 (see note 2 to the unaudited financial statements). Services rendered by ASI include post-installation maintenance and support. ASI recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. ASI sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. ASI recognizes revenue from service contracts on a straight line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of September 30, 1998, ASI had deferred revenue in the amount of $319,560.

ASI's operating results have in the past and may in the future fluctuate significantly depending upon a variety of factors which vary substantially over time, including industry conditions; the timing of orders from customers; the timing of new product introductions by ASI and competitors; customer acceleration, cancellation or delay of shipments; the length of sales cycles; the level and timing of selling, general and administrative and research and development expenses; specific feature needs of customers; and production delays. Substantial portions of ASI's quarterly revenues are derived from the sale of a relatively small number of COLD systems which range in price from approximately $150,000 to $900,000. As a result, the timing of recognition of revenue from a single product order has in the past and may in the future have a significant impact on ASI's net sales and operating results for particular financial periods. This volatility is counter balanced by the increase in sales of annual service contracts which generally accompanies an increase in systems sales.

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

ASI's total expenditures for research and development for Fiscal 1998 and Fiscal 1997 were $921,537 and $1,651,322 respectively. Due to the completion of all customer, commitments to the GIGAPAGE product by the end of the second quarter of Fiscal 1998, it is anticipated that development costs for Fiscal 1999 will be substantially reduced from prior levels.

ASI has historically incurred net losses and anticipates that further net losses will be incurred prior to the time, if ever, that ASI achieves profitability. However, ASI has taken certain steps intended to limit incurring future net losses. Such steps include: (i) the reduction of personnel from 14 to 4 full-time and two part-time employees during Fiscal year ending 1998 and the first quarter of Fiscal 1999 which is expected to reduce overhead by approximately $50,000 per quarter (ii) reduction of ASI's operating facilities by 60% which is expected to save approximately $40,000 per year and (iii) joint development and marketing agreements which are expected to increase sources of revenues at minimum cost. While no assurance can be given that such steps will be sufficient to limit losses, which may be incurred in the future, ASI believes that such steps, when fully implemented, may enable ASI to realize improved operating results. Of the 10 employees terminated or reclassified, one was field support, two were product development personnel, four were administrative staff, two were sales and one was production. Of the above, one employee each from administrative staff and product development were reclassified from full-time to part-time employees. Many of the product development personnel were employed in enhancing ASI's GIGAPAGE product, which has now been substantially completed. ASI does not believe that these steps, particularly the reduction in the workforce, have to date or will in the future materially adversely impact ASI's revenues and earnings.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto of Access Solutions International, Inc. contained elsewhere herein.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES

Net sales for the three months ended September 30, 1998 was $214,578 compared with $325,056 for the three months ended September 30, 1997, a decrease of $110,478 or 34%. Product sales were $25,381 for the first quarter of Fiscal 1998 compared with $193,413 for the first quarter of Fiscal 1997, a decrease of $168,032 or 87%. The decrease was due to product sales of PaperClip Software, Inc. in the first quarter of FY 1998 that did not reoccur in the first quarter of FY 1999. ASI and PaperClip entered into a one-year distribution agreement on June 1, 1997 pursuant to which ASI acted as a distributor for PaperClip's products in the United States to dealers and resellers. The agreement expired on July 31, 1998 and was not renewed. Service revenues were $189,197 for the first quarter of Fiscal 1998 compared with $131,643 for the first quarter of Fiscal 1997, an increase of $57,554 or 44%. The increase was primarily due to an increase in the Company's maintenance customer base.

COST OF SALES

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate decreased 64% to $76,071 for the three months ended September 30, 1998 from $209,662 for the three months ended September 30, 1997. Cost of sales decreased due to lower sales in Fiscal 1998.

The cost of product sales decreased 90% to $13,680 for the three months ended

September 30, 1998 from $138,449 for the three months ended September 30, 1997. The cost of services decreased by 12% to $62,390 for the three months ended September 30, 1998 from $71,213 for the three months ended
September 30, 1997. The improved result was primarily due to lower sales for products and reduced personnel expenses for service sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of administrative and certain internal office and support expenses. General and administrative expenses decreased 38% or $105,092 to $168,930 for the three months ended September 30, 1998 from the three months ended September 30,1997. This decrease was due to lower personnel costs and reduced professional fees.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by 88% or $331,115 to $45,116 for the three months ended September 30, 1998 from $376,231 for the three months ended September 30, 1997. The decrease in research and development was primarily due to reduced personnel resulting from the completion of the Company's development projects in Fiscal 1998.

SELLING EXPENSES

Selling expenses decreased by $144,409 or 75% to $46,952 for the three months ended September 30, 1998 from $191,361 for the three months ended
September 30, 1997. The decreases were primarily the result of lower commissions due to lower product sales and reduced personnel costs.

OTHER INCOME AND EXPENSES

Other income and expenses consisted of interest expense, interest income and other expense. Interest expense increased by $30,926 to $31,673 for the three months ended September 30, 1998 from $747 for the three months ended September 30, 1997. This increase represents accrued interest on a $650,000 loan made to the Company at an annual interest rate of 19% by a stockholder and former director. Subsequent to September 30, 1998, this stockholder sold all of his Company common stock. Interest income decreased by $23,616 to $2,179 for the three months ended September 30, 1998 from $25,795 for the three months ended September 30, 1997, as a result of reduced cash balances. Other expenses for the three months ended September 30, 1998 was $140,394 as a result of expense incurred from the discontinued merger of PaperClip Software, Inc., which was terminated on August 24, 1998.

NET LOSS

As a result of the foregoing, ASI's net loss decreased to $288,122 ($.07 per share on 3,963,940 weighted average shares outstanding) for the three months ended September 30, 1998 from a net loss of $701,172 ($.18 per share on 3,963,940 weighted average shares outstanding) during the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

ASI had a working capital deficit of $1,121,374 as of September 30, 1998 compared to a working capital surplus of $476,978 at September 30, 1997. The decrease in working capital was primarily attributable to the use of cash from loans to PaperClip Software, Inc., which were written off at June 30, 1998 and September 30, 1998 and to completion of software enhancements previously promised to customers.

Total cash used for operating activities during the three-month period ended September 30, 1998 and 1997 was $149,661 and $578,766, respectively. ASI's net losses for these periods were $288,122 and $$701,172, respectively. The major uses of capital for operating activities during the three-month period ended September 30, 1998 included funding such net losses, decreases in deferred revenue and in accounts payable. The major source of capital from operating activities was an increase in accrued expenses.

Cash provided by/used for investing activities for the three-month period ended September 30, 1998 and 1997 was $646 and $706,268, respectively. The cash used by investing activities in Fiscal 1998 was incurred primarily due to advances pursuant to the agreements with PaperClip Software, Inc. See note 2.

Cash used for financing activities was $6,716 for the three-month period ended September 30, 1998 and $6,080 for the three-month period ended September 30, 1997. The use of cash for financing activities during both three-month periods was for repayment of ASI's capital lease obligations.

ASI has suffered recurring losses from operations and has negative cash flows from operating activities. The recurring losses and negative cash flows from operating activities raise substantial doubt about ASI's ability to continue as a going concern. As a result, ASI's independent accountants in their report dated July 20, 1999 on the audited financial statements for the year ended June 30, 1998 included an explanatory paragraph that described factors raising substantial doubt about ASI's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of asset and classifications of liabilities or any other adjustments that might be necessary should ASI be unable to continue as a going concern.

As of September 30, 1998, ASI had long term debt totaling approximately $700,000 including interest. ASI believes that the proceeds from this loan, together with funds generated from operations, will be sufficient to meet ASI's working capital requirements through September, 1999. There can be no assurance that additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, ASI's business will be materially adversely affected.

ASI believes that its current corporate infrastructure can support significant increases in sales without proportionate increases in costs. However, there can be no assurances that sales will increase or that any cost advantage will result.

SEASONALITY AND INFLATION

To date, seasonality and inflation have not had a material effect on ASI's operations.

FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. ASI cautions that a number of important factors could cause actual results for Fiscal 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of ASI. Such statements contain a number of risks and uncertainties, including, but not limited to, the availability of necessary financing before September, 1999, future capital needs, uncertainty of additional funding, variable operating results, lengthy sales cycles, dependence on ASI's COLD system product, rapid technological change and product development, reliance on single or limited sources of supply, intense competition, recent turnover in management, ASI's ability to manage growth, dependence on significant customers, dependence on key personnel, and ASI's ability to protect its intellectual property. ASI cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of ASI's securities.

                          PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS

(b) REPORTS ON FORM 8-K

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Access Solutions International, Inc.

Date: August 5, 1999                              ROBERT  H. STONE
                                                  ----------------
                                                  President and CEO

Date: August 5, 1999                              DENIS L. MARCHAND
                                                  -----------------
                                                  VP of Finance and Administration,
                                                  Chief Accounting Officer (Principal
                                                  Accounting Officer)