Form 10QSB
period 1998-12-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 1999-08-20
CIK 875385

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549



FORM 10-QSB



(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended December 31, 1998



                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to ________



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

                                 (401) 295-2691

                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes /X/     No / /

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of January 15, 1999 was 3,963,940.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.

                                      INDEX



PART I.                FINANCIAL INFORMATION                                                          PAGE

Item 1.                Financial Statements

                       Balance sheets--December 31, 1998 (unaudited)
                       and June 30, 1998                                                                 3

                       Statements of operations (unaudited) --Three
                       months and six months ended  December 31, 1998 and 1997                           5

                       Statements of cash flows (unaudited) -- Six
                       months ended December 31, 1998 and 1997                                           6

                       Notes to unaudited  financial statements                                          7

Item 2.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                               8

Part II.               OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K                                                 14

Signatures                                                                                              15


                      ACCESS SOLUTIONS INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                                 BALANCE SHEETS



                                                            December 31,          June 30,
                                                                1998                1998
                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $   71,125          $  238,459
    Trade accounts receivable, net of allowance for
         doubtful accounts of $13,167                           415,968             341,926
    Inventories                                                 103,665             112,855
    Prepaid expenses and other current assets                    67,202              96,088
                                                             ----------          ----------

       TOTAL CURRENT ASSETS                                     657,960             789,328

PROPERTY & EQUIPMENT, NET                                       156,267             281,240

OTHER ASSETS:
    Deposits and other assets                                    84,820              51,308
    Service Contract Inventory                                     --                 1,980
                                                             ----------          ----------

    TOTAL OTHER ASSETS                                           84,820              53,288
                                                             ----------          ----------

TOTAL ASSETS                                                 $  899,047          $1,223,856
                                                             ----------          ----------
                                                             ----------          ----------




SEE NOTES TO UNAUDITED  FINANCIAL STATEMENTS.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                                                December  31,            June 30,
                                                                    1998                  1998
                                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Current installments of capital lease obligations                  --             $      6,716
    Accounts payable                                                772,041                922,077
    Accrued salaries and wages                                      105,257                 74,053
    Accrued expenses                                                279,845                174,701
    Deferred revenue-prepaid service contracts                      665,405                476,153
                                                               ------------           ------------

         TOTAL CURRENT LIABILITIES                                1,822,548              1,653,700

CONVERTIBLE NOTES PAYABLE                                           650,000                650,000

TOTAL LIABILITIES                                                 2,472,548              2,303,700
                                                               ------------           ------------

STOCKHOLDERS' DEFICIT:
    Common Stock, $.01 par value, 13,000,000
      shares authorized, 3,965,199 shares issued                     39,652                 39,652
    Additional paid-in capital                                   17,637,694             17,637,694
    Accumulated deficit                                         (19,232,791)           (18,839,134)
                                                               ------------           ------------

           TOTAL                                                 (1,555,445)            (1,161,788)

    Treasury stock, at cost (1,259 shares)                          (18,056)               (18,056)
                                                               ------------           ------------

         TOTAL STOCKHOLDERS' DEFICIT                             (1,573,501)            (1,179,844)
                                                               ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $    899,047           $  1,223,856
                                                               ------------           ------------
                                                               ------------           ------------





Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date, however, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                For the Three Months               For the Six Months
                                                 Ended December 31,                Ended December 31,
                                               1998             1997             1998              1997
                                           -----------      -----------      -----------      -----------

NET SALES:

    Products                               $    16,785      $   305,421      $    42,166      $   498,834
    Services                                   206,417          244,255          395,614          375,898
                                           -----------      -----------      -----------      -----------

    TOTAL NET SALES                            223,202          549,676          437,780          874,732
                                           -----------      -----------      -----------      -----------

 COST OF SALES:
    Products                                    10,596           74,489           24,277          212,938
    Services                                    60,547           83,652          122,937          154,865
                                           -----------      -----------      -----------      -----------

    TOTAL COST OF SALES                         71,143          158,141          147,214          367,803
                                           -----------      -----------      -----------      -----------


GROSS PROFIT                                   152,059          391,535          290,566          506,929
                                           -----------      -----------      -----------      -----------

OPERATING EXPENSES:
    Selling expense                             47,840          184,386           94,792          375,746
    General and administrative expense         147,919          280,094          314,005          563,144
    Research and development expense            30,430          268,135           75,546          644,366
                                           -----------      -----------      -----------      -----------

    TOTAL OPERATING EXPENSES                   226,189          732,615          484,343        1,583,256
                                           -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                           (74,130)        (341,080)        (193,777)      (1,076,327)
                                           -----------      -----------      -----------      -----------


OTHER INCOME AND (EXPENSE):
    Interest and other income                      156           53,796            2,335           88,618
    Interest expense                           (31,561)          (2,922)         (63,234)          (3,669)
    Other expense                                 --               --           (138,981)             --
                                           -----------      -----------      -----------      -----------

    TOTAL OTHER INCOME/(EXPENSE)               (31,405)          50,874         (199,880)          84,949
                                           -----------      -----------      -----------      -----------

NET LOSS                                      (105,535)        (290,206)        (393,657)        (991,378)

NET LOSS PER COMMON SHARE                        (0.03)           (0.07)           (0.10)           (0.25)

Weighted average number of
common shares                                3,963,940        3,963,940        3,963,940        3,963,940



SEE NOTES TO UNAUDITED  FINANCIAL STATEMENTS.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                  (UNAUDITED)



                                                                                          1998                   1997
                                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                         $  (393,657)          $  (991,378)
                                                                                       -----------           -----------
      Adjustments to reconcile net loss to net cash used by
        operating activities:
      Depreciation and amortization                                                         90,220                81,020
      Provision for doubtful accounts                                                      (21,946)              (11,547)
           Changes in assets and liabilities:
      (INCREASE) DECREASE IN:
         Trade accounts receivable                                                         (52,096)             (441,067)
         Inventories                                                                        11,171                47,558
         Deposits                                                                            1,850                  --
         Prepaid expenses and other current assets                                         (31,249)               41,565
      INCREASE (DECREASE) IN:
         Accounts payable                                                                 (150,036)              271,951
         Accrued expenses and salaries and wages                                           136,349               (55,658)
Deferred revenue - Prepaid service contracts                                               189,252               132,768
                                                                                       -----------           -----------

    NET CASH USED FOR OPERATING ACTIVITIES                                                (220,142)             (924,788)
                                                                                       -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Disposition/Additions to property & equipment                                         59,524              (126,519)
      Loans and advances to PaperClip                                                     (138,981)             (889,580)
      Loans and advances written off relating to PaperClip merger termination              138,981                  --
      Deferred merger costs                                                                   --                (173,485)
                                                                                       -----------           -----------

    NET CASH PROVIDED BY/(USED FOR) INVESTING ACTIVITIES                                    59,524            (1,189,584)
                                                                                       -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from related party loans                                                       --                 282,368
      Repayments on capital lease obligations                                               (6,716)              (12,314)
                                                                                       -----------           -----------

CASH (USED FOR)/PROVIDED BY FINANCING ACTIVITIES                                            (6,716)              270,054
                                                                                       -----------           -----------

    NET INCREASE/(DECREASE) IN CASH                                                       (167,334)            1,844,318

CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      238,459             1,889,446
                                                                                       -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $    71,125           $    45,128
                                                                                       -----------           -----------
                                                                                       -----------           -----------



SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. Form 10-KSB for the period ended June 30, 1999.

2.  LEGAL PROCEEDINGS

On August 29, 1997, the Company filed a complaint in the United States District Court for the District of Rhode Island against Data/Ware Development, Inc. ("Data/Ware") and Eastman Kodak Company, Inc. ("Kodak") alleging infringement of the Company's patents. The claim states that Data/Ware and Kodak collectively manufacture, use and/or sell equipment for recording data on optical media and alleges that the manufacture and sale of such equipment, and use by purchasers thereof, infringes one or more of the Company's patents. The claim calls for an order enjoining the defendants from further infringement of its patents, damages and interest for infringement and reasonable attorney's fees and such other relief that the court deems proper. The outcome of this claim cannot be determined at this time.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's sales consist of sales of products and services. Products sold by the Company consist of COLD systems, software and hardgoods including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by the Company include post-installation maintenance and support. The Company recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. The Company sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. The Company recognizes revenue from service contracts on a straight-line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of December 31, 1997, the Company had deferred revenue in the amount of $665,405.

The Company's operating results have in the past and may in the future fluctuate significantly depending upon a variety of factors which vary substantially over time, including industry conditions; the timing of orders from customers; the timing of new product introductions by the Company and competitors; customer acceleration, cancellation or delay of shipments; the length of sales cycles; the level and timing of selling, general and administrative and research and development expenses; specific feature needs of customers; and production delays. A substantial portion of the Company's quarterly revenues are derived from the sale of a relatively small number of COLD systems which range in price from approximately $150,000 to $900,000. As a result, the timing of recognition of revenue from a single product order has in the past and may in the future have a significant impact on the Company's net sales and operating results for particular financial periods. This volatility is counter-balanced by the increase in sales of annual service contracts, which generally accompanies an increase in systems sales.

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

In those circumstances, the Company regularly retains independent experts to consult and design new software modules, which are subsequently evaluated and tested by the Company's internal research and development staff. Upon successful testing of such product enhancements, the Company's internal staff integrates the new products with the Company's existing COLD systems and products.

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

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997

NET SALES

Net sales for the three months ended December 31, 1998 were $223,202 compared with $549,676 for the three months ended December 31, 1997, a decrease of $326,474 or 59%, and $437,780 for the six months ended December 31, 1998, compared with $874,732 for the six months ended December 31, 1997, a decrease of $436,952 or 50%. Product sales were 16,785 for the second quarter of Fiscal 1999 compared with $305,421 for the second quarter of Fiscal 1998, a decrease of $288,636 or 95%, and $42,166 for the six months ended December 31, 1998 compared with $498,834 for the six months ended December 31, 1997, a decrease of $456,668 or 92%. Product sales decreased due to the second quarter of Fiscal 1998 results included a sale of a medium size optical archiving system and there were no such sales in the first half of Fiscal 1999.

Service revenues were $206,417 for the second quarter of Fiscal 1999, compared with $244,255 for the second quarter of Fiscal 1998, a decrease of $37,838 or 15%, and $395,614 for the six months ended December 31, 1998 compared with $375,898 for the six months ended December 31, 1997, an increase of $19,716 or 5%.


COST OF SALES

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate decreased 55% to $71,143 for the three months ended December 31, 1998 from $158,141 for the three months ended December 31, 1997 and decreased 60% to $147,214 for the six months ended December 31, 1998 from $367,803 for the six months ended December 31, 1997, in each case as a result of lower sales. Costs of sales for products decreased 86% to $10,596 for the three months ended December 31, 1998 from $74,489 for the three months ended December 31, 1997 and decreased 89% to $24,277 for the six months ended December 31, 1998 from $212,938 for the six months ended December 31, 1997. Costs of sales for services decreased 28% to $60,547 for the three months ended December 31, 1998 from $83,652 for the three months ended December 31, 1997 and decreased 21% to $122,937 for the six months ended December 31, 1998 from $154,865 for the six months ended December 31, 1997.


SELLING EXPENSES

Selling expenses decreased by $136,546 or 74% to $47,840 for the three months ended

December 31, 1998 from $184,386 for the three months ended December 31, 1997 and decreased by $280,954 or 75% to $94,792 for the six months ended December 31, 1998 from $375,746 for the six months ended December 31, 1997.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of administrative and certain internal office and support expenses expenses. General and administrative expenses decreased 47% or $132,175 to $147,919 for the three months ended December 31, 1998 from $280,094 for the three months ended December 31, 1997 and decreased 44% or $249,139 to $314,005 for the six months ended December 31, 1998 from $563,144 for the six months ended December 31, 1997. The decreases were primarily due to reductions in legal expenses and administrative personnel.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by 89% or $237,705 to $30,430 for the three months ended December 31, 1998 from $268,135 for the three months ended December 31, 1997 and decreased by 88% or $568,820 to $75,546 for the six months ended December 31, 1998 from $644,366 for the six months ended December 31, 1997. The decrease in research and development was primarily due to reduced personnel costs resulting from the completion of the Company's development projects in Fiscal 1998.


OTHER INCOME AND EXPENSES

Other income and expenses consisted of interest expense which increased $28,639 to $31,561 for the three months ended December 31, 1998 from $2,922 for the three months ended December 31, 1997 and $59,565 to $$63,234 for the six months ended December 31, 1998 from $3,669 for the six months ended December 31, 1997. This increase represents accrued interest on a $650,000 loan made to the Company at an annual interest rate of 19% by a former stockholder and director. Interest and other income decreased by $53,640 to $156 for the three months ended December 31, 1998 from $53,796 for the three months ended December 31, 1997 and decreased 97% to $2,335 for the six months ended December 31, 1998 as compared to 88,618 for the six months ended December 31, 1997. Other expenses increased by $138,891 as a result of expenses incurred from the discontinued merger of PaperClip Software, Inc. which was terminated on August 24, 1998.

NET LOSS

As a result of the foregoing, the Company's net loss decreased 64% to $105,535 ($.03 per share on 3,963,940 weighted average shares outstanding) for the three months ended December 31, 1998 from $290,206 ($.07 per share on 3,963,940 weighted average shares outstanding) during the three months ended December 31, 1997 and decreased 60% to a loss of $393,657 ($.10 per share on 3,963,940 weighted average shares outstanding) for the six months ended December 31, 1998 from $991,378 ($.25 per share on 3,963,940 weighted average shares outstanding) for the six months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $1,164,588 at December 31, 1998 as compared to a working capital deficit of $258,586 at December 31, 1997.

Total cash used for operating activities during the six-month periods ended December 31, 1998 and 1997 was $220,142 and $924,788, respectively. The Company's net losses for these periods were $393,657 and $981,378, respectively. In addition to funding the Company's net loss, the major uses of capital for operating activities during the six month period ended December 31, 1998 included an increase in accounts receivable due to increased sales during the period. The Company's major source of cash from operating activities was an increase in accrued expenses of $136,349 and a deferred revenue increase of $189,252.

Cash provided (used) for investing activities for the six month periods ended December 31, 1998 and 1997 was $59,524 and $1,189,584, respectively. The major use of cash for investing activities in Fiscal 1998 was for loans and advances to PaperClip Software, Inc. totaling $138,981.

Cash used for financing activities was $6,716 for the six month period ended December 31, 1998 and $270,054 was provided for the six month period ended December 31,1997. The major source of cash for financing activities during the six month period ended December 31,1997 consisted of loans by a former director of ASI secured by certain accounts receivable of the Company.

The Company has suffered recurring losses from operations and has negative cash flows from operating activities. As a result, the Company's independent accountants in their report dated July 20, 1999 on the audited financial statements for the year ended June 30, 1998 included an explanatory paragraph that described factors raising substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of asset and classifications of liabilities or any other adjustments that might be necessary should ASI be unable to continue as a going concern.

As of December 31, 1998, ASI had long term debt totaling approximately $727,000 including interest. ASI believes that the proceeds from this loan, together with funds generated from operations, will be sufficient to meet ASI's working capital requirements through September, 1999. There can be no assurance that additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, ASI's business will be materially adversely affected.

The Company believes that its current corporate infrastructure can support significant increases in sales without proportionate increases in costs. However, there can be no assurances that sales will increase or that any cost advantage will result.

SEASONALITY AND INFLATION

To date, seasonality and inflation have not had a material effect on the Company's operations.


FORWARD LOOKING STATEMENTS

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation

Reform Act of 1995. The Company cautions that a number of important factors could cause actual results for Fiscal 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, future capital needs, uncertainty of additional funding, variable operating results, lengthy sales cycles, dependence on the Company's COLD system product, rapid technological change and product development, reliance on single or limited sources of supply, intense competition, turnover in management, the Company's ability to manage growth, dependence on significant customers, dependence on key personnel, and the Company's ability to protect its intellectual property. See "Risk Factors" in the Company's Prospectus dated October 16, 1997. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's securities

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

27       Financial Data Schedule

(b)    Reports on Form 8-K

         none