Form 10QSB
period 1999-03-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 1999-08-20
CIK 875385

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549



FORM 10-QSB



(MARK ONE)

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period ended March 31, 1999



                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from            to



Commission file number 0-28920



                      ACCESS SOLUTIONS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Delaware                                          05-0426298
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

                                650 Ten Rod Road
                            NORTH KINGSTOWN, RI 02852
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (401) 295-2691
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of April 15, 1999 was 3,963,940.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.                FINANCIAL INFORMATION

Item 1.                Financial Statements

                       Balance sheets--March 31, 1999 (unaudited)
                       and June 30, 1998                                                                 3

                       Statements of operations (unaudited) --Three
                       months and nine months ended  March 31, 1999 and 1998                             5

                       Statements of cash flows (unaudited) -- Nine
                       months ended March 31, 1999 and 1998                                              6

                       Notes to unaudited financial statements                                           7

Item 2.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                               8

Part II.               OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K                                                 14

Signatures                                                                                              15


                      ACCESS SOLUTIONS INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                                                      MARCH 31,          JUNE 30,
                                                                       1999                1998
                                                                      ---------          --------
                                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                        $ 53,148          $  238,459
    Trade accounts receivable, net of allowance for
         doubtful accounts of $13,167.                                 64,900             341,926
    Inventories                                                        98,925             112,855
    Prepaid expenses and other current assets                          77,160              96,088
                                                                     --------          ----------

       TOTAL CURRENT ASSETS                                           294,133             789,328

PROPERTY AND EQUIPMENT, NET                                           129,187             281,240

OTHER ASSETS:
    Deposits and other assets                                         124,726              51,308
    Service Contract Inventory                                           --                 1,980
                                                                     --------          ----------

    TOTAL OTHER ASSETS                                                124,726              53,288
                                                                     --------          ----------

TOTAL ASSETS                                                         $548,046          $1,223,856
                                                                     --------          ----------
                                                                     --------          ----------


SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                                                    MARCH 31,            JUNE 30,
                                                                    ---------            --------
                                                                     1999                  1998
                                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Current installments of capital lease obligations                    --          $      6,716
    Accounts payable                                                  648,445             922,077
    Accrued salaries and wages                                         60,933              74,053
    Accrued expenses                                                  390,672             174,701
    Deferred revenue-prepaid service contracts                        467,754             476,153
                                                                  -----------         -----------

         TOTAL CURRENT LIABILITIES                                  1,567,804           1,653,700

CONVERTIBLE NOTES PAYABLE                                             650,000             650,000

         TOTAL LIABILITIES                                          2,217,804           2,303,700
                                                                  -----------         -----------

STOCKHOLDERS' DEFICIT:
    Common Stock, $.01 par value, 13,000,000
     shares authorized, 3,965,199 shares issued                        39,652              39,652
Additional paid-in capital                                         17,637,694          17,637,694
    Accumulated deficit                                           (19,329,048)        (18,839,134)
                                                                  -----------         -----------

           TOTAL                                                   (1,651,702)         (1,161,788)

    Treasury stock, at cost (1,259 shares)                            (18,056)            (18,056)
                                                                  -----------         -----------

TOTAL STOCKHOLDERS' DEFICIT                                        (1,669,758)         (1,179,844)
                                                                                        ----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                             $548,046        $  1,223,856
                                                                  -----------         -----------
                                                                  -----------         -----------



Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                      ENDED MARCH 31,                   ENDED MARCH 31,
                                                     1999            1998               1999              1998
                                                     ----            ----               -----             ----


NET SALES:
    Products                                          $4,380         $14,880          $ 46,546      $   539,771
    Services                                         207,551         279,373            603,165         629,214
                                                   ---------       ---------          ---------       ---------
    TOTAL NET SALES                                  211,931         294,253            649,711       1,168,985
                                                   ---------       ---------          ---------       ---------

COST OF SALES:
    Products                                           2,237           7,458             26,514         220,395
    Services                                          58,679         119,324            181,616         274,189
                                                      ------         -------            -------         -------
    TOTAL COST OF SALES                               60,916         126,782            208,130         494,584
                                                   ---------       ---------          ---------       ---------

GROSS PROFIT                                         151,015         167,471            441,581         674,401
                                                   ---------       ---------          ---------       ---------

OPERATING EXPENSES:
    Selling expense                                   44,104         105,647            138,896         481,393
    General and administrative expense               148,437         346,492            462,442         909,636
    Research and development expense                  23,890         198,204             99,436         842,571
                                                   ---------       ---------          ---------       ---------

    TOTAL OPERATING EXPENSES                         216,431         650,343            700,774       2,233,600
                                                     -------         -------            -------       ---------

LOSS FROM OPERATIONS                                 (65,416)       (482,872)          (259,193)     (1,559,199)
                                                   ---------       ---------          ---------       ---------

OTHER INCOME AND (EXPENSES):
    Interest and other income                             34           9,465              2,369          98,259
    Interest expense                                 (30,875)        (10,501)           (94,109)        (14,346)
    Other expense                                       --              --             (138,981)           --
                                                   ---------       ---------          ---------       ---------

TOTAL OTHER INCOME/(EXPENSES)                        (30,841)         (1,036)          (230,721)         83,913
                                                   ---------       ---------          ---------       ---------

NET LOSS                                             (96,257)       (483,908)          (489,914)     (1,475,286)

Net loss per common share                            (0.02)           (0.12)            (0.12)           (0.37)

Weighted average number of
common shares                                      3,963,940       3,963,940          3,963,940       3,963,940






SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)

                                                                                   1999               1998
                                                                                   ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                    ($489,914)         ($1,475,287)
                                                                                --------            ---------
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization                                                128,158              116,697
    Provision for doubtful accounts                                              (21,946)              (8,810)
    Changes in assets and liabilities:
    (INCREASE) DECREASE IN:
       Trade accounts receivable                                                 298,973               37,167
       Inventories                                                                15,911               42,145
       Deposits                                                                    1,450                  (40)
       Prepaid expenses and other current assets                                (102,235)             (22,945)
    INCREASE (DECREASE) IN:
       Accounts payable                                                         (273,632)             573,511
       Accrued expenses                                                          202,852               21,610
       Deferred revenue - Prepaid service contracts                               (8,398)             182,751
                                                                                --------            ---------

NET CASH PROVIDED/USED BY OPERATING ACTIVITIES                                  (248,781)            (533,201)
                                                                                --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions/disposals to property and equipment                                 70,187             (136,334)
    Loans and advances to PaperClip                                             (138,981)            (922,603)
    Loans and advances written off relating to PaperClip merger termination      138,981                 --
    Deferred merger costs                                                           --               (302,121)
                                                                                --------            ---------

NET CASH (USED) FOR INVESTING ACTIVITIES                                          70,187            (1,361,058)
                                                                                --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party loans                                               --                 58,822
    Repayments on capital lease obligations                                       (6,716)             (18,705)
                                                                                --------            ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         (6,716               40,117
-----------------------------------------                                       --------            ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                            (185,310)          (1,854,142)

CASH EQUIVALENTS, BEGINNING OF PERIOD                                            238,459            1,889,446
                                                                                --------            ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  53,149            $  35,304
                                                                                --------            ---------
                                                                                --------            ---------




SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. ("ASI" or the "Company") Form 10-KSB for the period ended June 30, 1999.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's sales consist of sales of products and services. Products sold by the Company consist of COLD systems, software and hardgoods including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by the Company include post-installation maintenance and support. The Company recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. The Company sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. The Company recognizes revenue from service contracts on a straight line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of March 31, 1999, the Company had deferred revenue in the amount of $467,754.

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

The Company's primary operating expenses include selling expenses, general and administrative expenses and research and development expenses. General and administrative expenses consist primarily of employee compensation and certain internal office and support expenses. Research and development expenses include compensation paid to internal research and development staff members and expenses incurred in connection with the retention of independent research and development consultants

The Company's total expenditures for research and development for Fiscal 1998 and Fiscal 1997 were $921,537 and $1,651,322, respectively. Due to the completion of all customer commitments to the GIGAPAGE product in the second quarter of Fiscal 1998, it is anticipated that development costs for Fiscal 1999 will be substantially reduced from prior levels.

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

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998

NET SALES

Net sales for the three months ended March 31, 1999 were $211,931 compared with $294,253 for the three months ended March 31, 1998, a decrease of $82,322 or 28%, and $649,711 for the nine months ended March 31, 1999, compared with $1,168,985 for the nine months ended March 31, 1998, a decrease of $519,274 or 44%. Product sales were $4,380 for the third quarter of Fiscal 1999 compared with $14,880 for the third quarter of Fiscal 1998, a decrease of $10,500 or 71%, and $46,546 for the nine months ended March 31, 1999 compared with $539,771 for the nine months ended March 31, 1998, a decrease of $493,225 or 91%. Product sales decreased for the third quarter of Fiscal 98 because shipment of the second phase of a customer's optical archiving system in Fiscal 98 was not repeated in Fiscal 99. Service revenues were $207,551 for the third quarter of Fiscal 1999, compared with $279,373 for the third quarter of Fiscal 1998, a decrease of $71,822 or 26%, and $603,165 for the nine months ended March 31, 1999 compared with $629,214 for the nine months ended March 31, 1998, a decrease of $26,049 or 4%.

Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate decreased 52% to $60,916 for the three months ended March 31, 1999 from $126,782 for the three months ended March 31, 1998 and decreased 58% to $208,130 for the nine months ended March 31, 1999 from $494,584 for the nine months ended March 31, 1998, in each case as a result of lower sales. In addition, the gross margin percentage increased to 71% for the three months ended March 31, 1999 from 57% for the three months ended March 31, 1998 and increased to 68% for the nine months ended March 31, 1999 from 58% for the nine months ended March 31, 1998.

SELLING EXPENSES

Selling expenses decreased by $61,543 or 58% to $44,104 for the three months ended March 31, 1999 from $105,647 for the three months ended March 31, 1998 and decreased by $342,497 or 71% to $138,896 for the nine months ended March 31, 1999 from $481,393 for the nine months ended March 31, 1998. The decreases were primarily the result of lower payroll expenses and travel expenses which were partially offset by increased commissions expense and investor relations costs which were not incurred in the first half of Fiscal 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of administrative expenses and certain internal office and support expenses. General and administrative expenses decreased 57% or $198,055 to

$148,437 for the three months ended March 31, 1999 from $346,492 for the three months ended March 31, 1998 and decreased 49% or $447,194 to $462,442 for the nine months ended March 31, 1999 from $909,636 for the nine months ended
March 31, 1998. The decreases were primarily due to reductions in legal and personnel expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by 88% or $174,314 to $23,890 for the three months ended March 31, 1999 from $198,204 for the three months ended March 31, 1998 and decreased by 88% or $743,135 to $99,436 for the nine months ended March 31, 1999 from $842,571 for the nine months ended March 31, 1998. The decrease in research and development expenses was primarily due to staff reductions of development personnel resulting in lower payroll expenses during Fiscal 1998 and Fiscal 1999.

OTHER INCOME AND EXPENSES

Other income and expenses consisted of interest expense which increased $20,374 to $30,875 for the three months ended March 31, 1999 from $10,501 for the three months ended March 31, 1999 and increased $79,763 to $94,109 for the nine months ended March 31, 1999 from $14,346 for the nine months ended March 31, 1998. Other expenses increased by $138,891 as a result of expenses incurred from the discontinued merger of PaperClip Software, Inc. which was terminated on August 24, 1998.

NET LOSS

As a result of the foregoing, the Company's net loss decreased 80% to $96,257 ($.02 per share on 3,963,940 weighted average shares outstanding) for the three months ended March 31, 1999 from $483,908 ($.12 per share on weighted average shares outstanding) during the three months ended March 31, 1998 and decreased 67% to a loss of $489,914 ($.12 per share on 3,963,940 weighted average shares outstanding) for the nine months ended March 31, 1999 from $1,475,286 ($.37 per share on 3,963,940 weighted average shares outstanding) for the nine months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $1,273,671 at March 31, 1999 compared to a working capital deficit of $886,638 at March 31, 1998.

Total cash used by operating activities during the nine month periods ended March 31, 1999 and 1998 was $248,781 and $533,201, respectively. The Company's net losses for these periods were $489,914 and $1,475,287, respectively. The Company's net loss and a decrease in accounts payable of 273,632 was the major use of cash from operating activities. The major sources of capital for operating activities during the nine month period ended March 31, 1999 included increases in accounts receivable and accrued expenses of $298,973 and $202,852, respectively.

Cash used by investing activities for the nine month periods ended March 31, 1999 and 1998 was $70,187 and $1,361,058, respectively. The major source of cash for investing activities in Fiscal 1999 was disposals of property and equipment for $70,187.

Cash used by financing activities was $6,716 for the nine month period ended March 31, 1999 and $40,117 for the nine month period ended March 31, 1998.

The Company has suffered recurring losses from operations and has negative cash flows from operating activities. As a result, the Company's independent accountants in their report dated August 20, 1999 on the audited financial statements for the year ended June 30, 1998 included an explanatory paragraph that described factors raising substantial doubt about the Company's ability to continue as a going concern.

As of March 31, 1999, ASI had long term debt totaling approximately $758,000 including interest. ASI believes that the proceeds from this loan, together with funds generated from operations, will be sufficient to meet ASI's working capital requirements through September, 1999. There can be no assurance that additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, ASI's business will be materially adversely affected.

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

None

(b)  Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Access Solutions International, Inc.

Date: August 18, 1999                    ROBERT H. STONE
                                          ---------------

                                         President and CEO

Date: August 18, 1999                    DENIS L. MARCHAND
                                         -----------------

                                         Vice President of Finance and
                                         Administration and Chief Accounting
                                         Officer (Principal Accounting Officer)