Form 10QSB
period 1999-09-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2001-04-27
CIK 875385

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
Act of 1934 For the Quarterly Period ended September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from to

Commission file number 0-28920

                      Access Solutions International, Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   05-0426298
 ------------------------------                    -------------------
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
 Yes   X  No

The number of shares of the issuer's Common Stock,  $.0l par value,  outstanding as of August 31, 2000 was 3,963,940.

PAGE

                      Access Solutions International, Inc.

                                      INDEX
                                      -----

PART I.                FINANCIAL INFORMATION                                                          PAGE
                                                                                                      -----
Item 1.                Financial Statements

                       Condensed   balance sheets--September 30, 1999 (unaudited)
                       and June 30, 1999                                                                 3

                       Condensed  (unaudited) statements of operations --Three
                       months ended  September 30, 1999 and 1998                                         5

                       Condensed  (unaudited)  statements of cash flows -- Three
                       months ended September 30, 1999 and 1998                                          6

                       Notes to unaudited condensed   financial
                       statements                                                                        7

Item 2.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                               9

Part II.               OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K                                                 17

Signatures                                                                                              19

PAGE

                                       Access Solutions International, Inc.

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Access Solutions International, Inc.
                            Condensed Balance Sheets

                                                       September 30,   June 30,
                                                           1999          1999
                                                       (Unaudited)
Assets
Current assets:

    Cash and cash equivalents                             $ 20,834    $ 83,402
    Trade accounts receivable, net of allowance for
         doubtful accounts of $13,167                      112,426     141,930
    Inventories                                             27,440      25,000
    Prepaid expenses and other current assets               56,179      71,099
                                                          --------    --------
       Total current assets                                216,879     321,431

Fixed assets, net                                          100,407     114,601

Other assets:

       Deposits and other assets                            24,686      25,605
                                                          --------    --------

Total assets                                              $341,972    $461,637
                                                          ========    ========

             See notes to unaudited condensed financial statements.

PAGE

                      Access Solutions International, Inc.
                            Condensed Balance Sheets

                                                                            September 30,
                                                                                1999                     June 30,
                                                                            (Unaudited)                    1999
                                                                            ------------               ------------
           Liabilities and stockholders' deficit Current liabilities:
    Accounts payable                                                        $    662,645               $    631,361
    Accrued salaries and wages                                                   126,709                    125,235
    Accrued expenses                                                              66,511                    430,168
    Deferred revenue-prepaid service contracts                                   379,498                    504,042
                                                                            ------------               ------------
         Total current liabilities                                             1,235,363                  1,690,806

Notes payable                                                                  1,141,297                    788,938

         Total liabilities                                                     2,376,660                  2,479,744
                                                                            ------------               ------------
Stockholders' equity:
    Common Stock, $.01 par value, 13,000,000

      shares authorized, 3,965,199 shares issued                                  39,652                     39,652
Additional paid-in capital                                                    17,637,694                 17,637,694
    Accumulated deficit                                                      (19,693,978)               (19,677,397)
                                                                            ------------               ------------
                                                                              (2,016,632)                (2,000,051)
    Treasury stock, at cost (1,259 shares)                                       (18,056)                   (18,056)
                                                                            ------------               ------------
         Total stockholders' equity                                           (2,034,688)                (2,018,107)
                                                                            ------------               ------------
         Total liabilities and stockholders' equity                         $    341,972               $    461,637
                                                                            ============               ============

Note:  The  balance  sheet at June 30,  1999 has been  derived  from the audited financial  statements  at that date but does not include all of the  information and footnotes required by generally accepted accounting  principles for complete financial statements.

             See notes to unaudited condensed financial statements.

PAGE

                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)

                                                          Three months ending
                                                             September 30,
                                                        1999            1998
                                                   -----------      -----------
Net sales:
    Products                                       $    22,040      $    25,381
    Services                                           203,921          189,197
                                                   -----------      -----------
           Total net sales                             225,961          214,578
                                                   -----------      -----------

Cost of sales:
    Products                                             5,733           13,681
    Services                                            57,428           62,390
                                                   -----------      -----------
           Total cost of sales                          63,161           76,071
                                                   -----------      -----------

Gross profit                                           162,800          138,507
                                                   -----------      -----------

Operating expenses:
    General and administrative expense                  88,208          166,086
    Research and development expense                    21,339           45,116
    Selling expense                                     38,317           46,952
                                                   -----------      -----------
           Total operating expenses                    147,864          258,154
                                                   -----------      -----------

           Profit/(Loss) from operations                14,936         (119,647)
                                                   -----------      -----------

Other revenue and expenses:
    Interest income                                        (44)          (2,179)
    Interest expense                                    31,561           31,673
Other expense                                             --            138,981
                                                   -----------      -----------
Total other expenses                                    31,517          168,475
                                                   -----------      -----------
Net loss                                           ($   16,581)     ($  288,122)
                                                   ===========      ===========
Primary net loss per common share                  ($      .00)     ($      .07)
                                                   ===========      ===========
Weighted average number of
common shares                                        3,963,940        3,963,940

             See notes to unaudited condensed financial statements.

PAGE

                      Access Solutions International, Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                            Three months ending
                                                             September 30,
                                                            1999         1998
                                                         ---------    ---------
Cash flows from operating activities

    Net loss                                             ($ 16,581)   ($288,122)
    Adjustments to reconcile net
      loss to net cash used by
      operating activities:
        Depreciation and amortization                       19,315       52,411
Provision for doubtful accounts                              4,200      (21,946)
        Changes in operating assets and liabilities:
        (Increase) decrease in:
         Trade accounts receivable                          25,304      257,523
         Inventories                                        (2,440)      (6,299)
         Prepaid expenses and other current assets          11,154       28,741
         Deposits and other assets                            --        (23,915)
        Increase (decrease) in:
         Accounts payable                                  (31,284)     (51,568)
         Accrued expenses                                 (362,183)      47,509
         Deferred revenue - prepaid service contracts     (124,545)    (156,593)
                                                         ---------    ---------
Net Cash used FOR operating activities                    (414,492)    (149,661)
                                                         ---------    ---------
Cash flows from investing activities
    Sale of property and equipment                            --            646
    Additions to other assets                                 (435)
    Loans and advances to PaperClip                       (138,981)
    Loans and advances written
    off related to PaperClip                                  --        138,981
                                                         ---------    ---------
Net cash (used FOR) provided by investing activities          (435)         646
                                                         ---------    ---------
Cash flows from financing activities

    Patent litigation loan addendum
    (see General & Administrative Expenses)                352,359         --
    Repayments of capital lease obligations                   --         (6,716)
                                                         ---------    ---------
Net Cash  Provided (by USED) for financing activities      352,359       (6,716)
                                                         ---------    ---------
Net decrease in cash and cash equivalents                  (62,568)    (155,731)

Cash and cash equivalents,  BEGINNING                       83,402      238,459
                                                         ---------    ---------
Cash and cash equivalents, ending                        $  20,834    $  82,728
                                                         =========    =========

             See notes to unaudited condensed financial statements.

PAGE

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying  unaudited condensed financial statements have been prepared in accordance with generally accepted  accounting  principles for interim financial information  and with the  instructions  to Form  10-QSB  and  Article  10-01 of
Regulation  S-B.  Accordingly,  they do not include all of the  information  and footnotes  required  by  generally  accepted  accounting  principles  for annual financial statements. In the opinion of management,  all adjustments (consisting of normal recurring accruals)  considered necessary for a fair presentation have been included.  Operating  results for the three months ended September 30, 1999 are not necessarily  indicative of the results that may be expected for the year ended June 30, 2000. For further information,  refer to the financial statements and  footnotes  thereto  included in the Access  Solutions  International,  Inc.
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

PAGE

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Overview

ASI's sales  consist of sales of products  and  services.  Products  sold by ASI consist of COLD  systems,  software and  hardware  including  replacement  disk drives,  subassemblies and miscellaneous  peripherals.  Services rendered by ASI include  post-installation  maintenance and support. ASI recognizes revenue from customers  upon  installation  of COLD  systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. ASI sells extended service  contracts on the majority of the products it sells. Such contracts are one year in duration with payments received annually in advance of the commencement of the contract.  ASI recognizes revenue from service contracts on a straight-line basis over the term of the contract.  The unearned portion of the service revenue is reflected as deferred revenue.  As of September 30, 1999,
ASI had deferred revenue in the amount of $379,498.

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
the level and timing of selling,  general and  administrative  and  research and development  expenses;  specific  feature  needs of  customers;  and  production delays.  A substantial  portion of ASI's quarterly  revenues is derived from the sale of a  relatively  small number of COLD  systems,  which range in price from approximately  $150,000 to $900,000.  As a result,  the timing of recognition of revenue from a single product order has in the past and may in the future have a significant  impact  on ASI's net sales and  operating  results  for  particular financial periods.  This volatility is counter balanced by the increase in sales of annual service contracts,  which generally accompanies an increase in systems sales.

ASI's  primary  operating   expenses  include  selling  expenses,   general  and
administrative  expenses  and  research and  development  expenses.  General and administrative  expenses consist  primarily of employee  compensation,  customer support  and patent  litigation  expense  (see Note 2 of Item 1).  Research  and
development   expenses  include  compensation  paid  to  internal  research  and development staff members and expenses incurred in connection with the retention of  independent  research  and  development  consultants.  ASI  utilizes its own employees for research and development functions except in certain circumstances involving product  enhancements.  In those circumstances,  ASI regularly retains independent  experts  to  consult  and design  new  software  modules  which are subsequently  evaluated and tested by ASI's  internal  research and  development staff.  Upon  successful  testing of such product  enhancements,  ASI's internal staff integrates the new products with ASI's existing COLD systems and products.

ASI's total  expenditure for research and development for Fiscal 1999 and Fiscal
1998 were  $119,243  and $ 921,537 ,  respectively.  Fiscal  1999  research  and development  expenses  were  substantially  reduced from prior levels due to the completion of all customer commitments to the GIGAPAGE product by the end of the second quarter of Fiscal 1999.

ASI has historically incurred net losses and anticipates that further net losses will be incurred  prior to the time, if ever,  that ASI achieves  profitability.
However,  ASI has recently  taken certain steps intended to limit the occurrence of future net losses.  Such steps include:  (i) searching for joint  development and marketing agreements or a synergistic  acquisition  candidate which would be

PAGE

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

expected to increase  sources of revenues at minimum cost. (ii) The reduction in
ASI's workforce from 24 to 4 full-time employees and 2 part time employees which has reduced  operating  expenses by  approximately  $110,000 per quarter.  (iii)
Critical  reviews of all procedures  and costs to ensure maximum  efficiency and effectiveness are achieved in ASI's operations.  While no assurance can be given that such steps will be sufficient to limit losses, which may be incurred in the future, ASI believes that such steps, when fully implemented,  may enable ASI to realize  improved  operating  results.  ASI does not believe  that these  steps, particularly the reduction in the workforce,  have to date or will in the future materially adversely impact ASI's revenues and earnings.

Results of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.

Three Months Ended  September 30, 1999 Compared to Three Months Ended  September
30, 1998

Net Sales

Net sales for the three months ended  September  30, 1999 was $225,961  compared with  $214,578  for the three months ended  September  30, 1998,  an increase of
$11,383 or 5%.  Product  sales were $22,040 for the first quarter of Fiscal 1998 compared with $25,381 for the first quarter of Fiscal 1998, a decrease of $3,341 or 13%.  Service  revenues  were  $203,921 for the first  quarter of Fiscal 1999 compared  with  $189,197 for the first  quarter of Fiscal  1998,  an increase of
$14,724 or 8%.

Cost of Sales

Cost of sales includes component costs,  firmware license costs,  labor,  travel and certain  overhead  costs.  Costs of sales in the aggregate  decreased 17% to
$63,161 for the three months ended September 30, 1999 from $76,071 for the three months ended September 30, 1998.

The cost of product  sales  decreased  58% to $5,733 for the three  months ended
September  30, 1999 from $13,681 for the three months ended  September 30, 1998.
The decrease in product  related cost of sales was a result of lower sales and a greater  mix of higher  margin  peripherals  than  media.  The cost of  services decreased by 8% to $57,428 for the three months  ended  September  30, 1999 from
$62,390 for the three months  ended  September  30,1998,  despite an increase in service revenues over the Fiscal 1999 first quarter.

 General and Administrative Expenses

General and  administrative  expenses  consist of  administrative  expenses  and technical support.  General and administrative expenses decreased 47% or $77,878 to $88,208 for the three months ended  September  30, 1999 from $166,086 for the three months ended September  30,1998.  This decrease was due to lower personnel costs, reduced professional fees and lower insurance expense.

PAGE

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

Legal costs for Fiscal 2000 are  expected to be lower by  approximately  $25,000 per quarter due a change in the  agreement  between M. Chace and ASI for the 30%
patent  purchase  and  litigation  financing  (see note 2).  Under  the  revised agreement,  M. Chace will reimburse ASI for 30% of its year to date expenditures for the above lawsuit and share 30% of the future costs of the litigation.

ASI's director's and officers insurance  decreased  significantly as a result of the Company's  renegotiations  with a different carrier,  resulting in decreased rates of up to 28%.

Research and Development Expenses

Research and development expenses decreased by 10% or $23,777 to $21,339 for the three  months ended  September  30, 1999 from $45,116 for the three months ended
September 30, 1998. The decrease in research and  development  was primarily due to  reduced  depreciation  for ASI as a result of the  company's  downsizing  in
Fiscal 1999.

Selling Expenses

Selling  expenses  decreased  by $8,635 or 18% to $38,317  for the three  months ended  September 30, 1999 from $46,952 for the three months ended  September 30,
1998.  The  decrease was  primarily  the result of reduced  personnel  costs and reduced  inventory  carrying  cost due to the  change to a third  party  service vendor that included parts for ASI's customers.

Other Income and Expenses

Other income and expenses consisted of interest expense which had no significant change,  interest  income,  which  decreased by $2,135 and other  expenses which decreased by $138,981  due to the  write-off of  acquisition  expenses  from the discontinued merger with PaperClip Software, Inc. in August of 1998.

Net Loss

As a result of the  foregoing,  ASI's net loss  decreased to $16,581  ($.005 per share on 3,963,940  weighted  average shares  outstanding)  for the three months ended  September  30,  1999  from a net  loss of  $288,122  ($.07  per  share on
3,963,940  weighted  average shares  outstanding)  during the three months ended
September 30, 1998.

Liquidity and Capital Resources

ASI had a working  capital  deficit  of  $1,018,487  as of  September  30,  1999 compared to a working capital deficit of $1,121,374 at September 30, 1998.

Total cash used by  operating  activities  during the  three-month  period ended
September 30, 1999 and 1998 was $414,492 and $149,661,  respectively.  ASI's net losses were  $16,581 for the  three-month  period ended  September  30, 1999 and
$288,122 the  three-month  period ended  September  30, 1998.  The major uses of capital for operating  activities during the three-month  period ended September
30, 1999 included funding such net losses and reductions in accrued expenses and
deferred   revenue.   Accrued   expenses  was  reduced  by  $352,359  due  to  a
reclassification  of  advances  from M.  Chace,  previously  recorded as accrued expenses, to long term notes payable due. The loan principal bears interest at a rate of 19% and  converts  to a demand  note at the lesser of three years or the completion of the company's patent litigation.

                                       10
PAGE

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

Cash used for and provided by investing  activities for the  three-month  period ended September 30, 1999 and 1998 was $435 and $646, respectively.

Cash  provided  by and  used  for  financing  activities  was  $352,359  for the three-month  period  ended  September  30,  1999 and $6,716 for the  three-month period ended September 30, 1998. Cash provided by investing  activities was from a  reclassification  of advances  from M. Chace  previously  recorded as accrued expenses,  to long term notes payable.  The advances,  along with the principal, which earns  interest at an annual rate of 19%,  convert to a demand note at the lesser of three years or the completion of the company's patent litigation.

ASI has suffered  recurring  losses from  operations and has negative cash flows from  operating  activities.  The recurring  losses and negative cash flows from operating  activities raise substantial doubt about ASI's ability to continue as a going  concern.  As a result,  ASI's  independent  accountants in their report dated June 20, 2000 on the audited financial  statements for the year ended June
30, 1999  included an  explanatory  paragraph  that  described  factors  raising substantial  doubt about  ASI's  ability to  continue  as a going  concern.  The
financial   statements   do  not  include  any   adjustments   relating  to  the
recoverability  of  asset  and  classifications  of  liabilities  or  any  other adjustments  that might be necessary should ASI be unable to continue as a going concern.

As of September 30, 1999, ASI had long term debt totaling  $970,799 with accrued interest of  $170,499.  This  amount  included  gross  proceeds in the amount of
$650,000  from a loan to ASI in  conjunction  with the sale of a 30% interest in the Company's patents for $100,000 and advances of $320,799.  The loan principal bears  interest at a rate of 19% and  converts to a demand note at the lesser of three years or the completion of the company's patent  litigation.  ASI believes that funds  generated from  operations  will be sufficient to meet ASI's working capital requirements  through October,  1999. If ASI has insufficient funds from the above noted  operations,  further  equity or debt  financing will be sought.
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

                                       11
PAGE

Forward Looking Statements

Statements  contained  in this Form  10-QSB  that are not  historical  facts are forward-looking  statements  made pursuant to the safe harbor  provisions of the
Private  Securities  Litigation  Reform Act of 1995. In addition,  words such as
"believes",  "anticipates",  "expects" and similar  expressions  are intended to identify  forward  looking  statements.  ASI cautions that a number of important factors  could  cause  actual  results  for  Fiscal  1998 and  beyond  to differ materially from those expressed in any forward-looking  statements made by or on behalf of ASI.  Such  statements  contain  a number of risks and  uncertainties, including,  but not limited to, the  availability of necessary  financing before
October, 1999, future capital needs, uncertainty of additional funding, variable operating  results,  lengthy  sales  cycles,  dependence  on ASI's  COLD  system product, rapid technological change and product development,  reliance on single
or  limited  sources  of  supply,   intense  competition,   recent  turnover  in
management, ASI's ability to manage growth, dependence on significant customers, dependence  on key  personnel,  and ASI's  ability to protect  its  intellectual property. ASI cannot assure that it will be able to anticipate or respond timely to changes which could  adversely  affect its  operating  results in one or more fiscal  quarters.  Results  of  operations  in any  past  period  should  not be considered indicative of results to be expected in future periods.  Fluctuations in  operating  results  may  result  in  fluctuations  in  the  price  of  ASI's securities.

                                       12
PAGE

                           PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(b)  Reports on Form 8-K
         None

                                       13
PAGE

                                   SIGNATURES

      Pursuant to the  requirements of the Securities  Exchange Act of 1934, the issuer  caused this  report to be signed on its behalf by the  undersigned thereunto duly authorized.

                      Access Solutions International, Inc.
                      ------------------------------------

Date: September 22, 1999        /s/ Robert  H. Stone
                                ----------------
                                    Robert  H. Stone
                                    President and CEO

Date: September 22, 1999        /s/ Denis L. Marchand
                                ------------------
                                    Vice President of Finance and
                                    Chief Accounting Officer (Principal
                                    Accounting Officer)

PAGE