Form 10QSB
period 1999-12-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2001-04-27
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


FORM 10-QSB


(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from      to
                                          -----    -----

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

                                 (401) 295-2691
                                 --------------
                            (Issuer'telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of September 30, 2000 was 3,963,940.

                                       1
PAGE

                      Access Solutions International, Inc.

                                      INDEX


PART I.      FINANCIAL INFORMATION                                          PAGE

Item 1.      Financial Statements

             Condensed   balance sheets--December 31, 1999 (unaudited)
             and June 30, 1999                                                 3

             Condensed  (unaudited) statements of operations --Three
             months and six months ended  December 31, 1999 and 1998           5

             Condensed  (unaudited)  statements of cash flows -- Six
             months ended December 31, 1999 and 1998                           6

             Notes to unaudited condensed financial
             statements                                                        7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8

Part II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                 14

Signatures                                                                    15

                                       2
PAGE

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets



                                                            December 31,      June 30,
                                                                1999            1999
                                                            (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                               $     69,553    $     83,402
    Trade accounts receivable, net of allowance for
         doubtful accounts of $13,167.                           327,203         141,930
    Inventories                                                   25,196          25,000
    Prepaid expenses and other current assets                     79,373          71,099
                                                            ------------    ------------
       Total current assets                                      501,325         321,431

Fixed assets, net                                                 86,498         114,601

Other assets:
       Deposits and other assets                                  19,565          25,605
                                                            ------------    ------------
Total assets                                                $    607,388    $    461,637
                                                            ============    ============



             See notes to unaudited condensed financial statements.

                                       3
PAGE

                      Access Solutions International, Inc.
                            Condensed Balance Sheets


                                                            December 31,      June 30,
                                                                1999            1999
                                                            (Unaudited)
Liabilities and stockholders' deficit
Current liabilities:
    Accounts payable                                        $    657,732        $631,361
    Accrued salaries and wages                                   131,416         125,235
    Accrued expenses                                             117,227         430,168
    Deferred revenue-prepaid service contracts                   550,416         504,042
                                                            ------------    ------------
         Total current liabilities                             1,456,791       1,690,806

Notes payable                                                  1,200,772         788,938

         Total liabilities                                     2,657,563       2,479,744
                                                            ------------    ------------
Stockholders' equity:
    Common Stock, $.01 par value, 13,000,000
      shares authorized, 3,965,199 shares issued                  39,652          39,652
    Additional paid-in capital                                17,637,694      17,637,694
    Accumulated deficit                                      (19,709,465)    (19,677,397)
                                                            ------------    ------------
                                                              (2,032,119)     (2,000,051)
    Treasury stock, at cost (1,259 shares)                       (18,056)        (18,056)
                                                            ------------    ------------
         Total stockholders' equity                           (2,050,175)     (2,018,107)
                                                            ------------    ------------
         Total liabilities and stockholders' equity         $    607,388    $    461,637
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

                                       4
PAGE

                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)


                                                      For the Three Months        For the Six Months
                                                       Ended December 31,          Ended December 31,
                                                       1999          1998          1999         1998
                                                    ------------  ------------  ------------  ----------
Net sales:
    Products                                        $     65,303  $     16,785  $     87,344  $    42,166
    Services                                             188,177       206,417       392,097      395,614
                                                    ------------  ------------  ------------  -----------
           Total net sales                               253,480       223,202       479,441      437,780
                                                    ------------  ------------  ------------  -----------
 Cost of sales:
    Products                                               5,321        10,596        11,054       24,277
    Services                                              47,013        60,547       104,441      122,937
                                                    ------------  ------------  ------------  -----------
           Total cost of sales                            52,334        71,143       115,495      147,214
                                                    ------------  ------------  ------------  -----------
Gross profit                                             201,146       152,059       363,947      290,566
                                                    ------------  ------------  ------------  -----------
Operating expenses:
    General and administrative expense                   117,721       147,919       205,929      314,005
    Research and development expense                      28,906        30,430        50,245       75,546
    Selling expense                                       38,457        47,840        76,774       94,792
                                                    ------------  ------------  ------------  -----------
           Total operating expenses                      185,084       226,189       332,949      484,343
                                                    ------------  ------------  ------------  -----------
           Profit/(loss) from operations                  16,062       (74,130)       30,998     (193,777)
                                                    ------------  ------------  ------------  -----------
Other income and expense:
    Interest and other income                                (15)         (156)          (59)      (2,335)
    Interest expense                                      31,561        31,561        63,122       63,234
    Other expense                                          - -            --            --        138,981
                                                    ------------  ------------  ------------  -----------
Total other income/(expense)                              31,546        31,405        63,063      199,880
                                                    ------------  ------------  ------------  -----------
Net loss                                                 (15,484)     (105,535)      (32,065)    (393,657)

Net Loss per common share                                 (0.004)        (0.03)        (0.01)       (0.10)
Weighted average number of
common shares                                          3,963,940         --        3,963,940         --



             See notes to unaudited condensed financial statements.

                                       5
PAGE

                      Access Solutions International, Inc.
                       Condensed Statements of Cash Flows
                      For the Six Months Ended December 31,
                                   (Unaudited)

                                                                1999            1998
                                                            ------------    ------------
Cash flows from operating activities
    Net loss                                                $    (32,065)   $   (393,657)
                                                            ------------    ------------
Adjustments to reconcile net loss to net cash used by
      operating activities:
        Depreciation and amortization                             38,345          90,220
Provision for doubtful accounts                                   (8,400)        (21,946)
        Changes in assets and liabilities:
        (Increase) decrease in:
         Trade accounts receivable                              (176,873)        (52,096)
         Inventories                                                (196)         11,171
         Prepaid expenses and other current assets               (12,040)        (31,249)
         Deposits and other assets                                  --             1,850
      Increase (decrease) in:
         Accounts payable                                         26,371        (150,036)
         Accrued expenses                                       (306,763)        136,349
      Deferred revenue - prepaid service contracts                46,373         189,252
                                                            ------------    ------------
NET Cash flows from operating activities                        (425,248)       (220,142)
                                                            ------------    ------------
Cash flows from investing activities
    (Additions) /Disposition to fixed assets                        (435)        59,524
    Loans and advances to PaperClip                                 --          (138,981)
    Loans and advances to PaperClip                                 --         (138,981)
                                                            ------------    -----------
Net Cash (used for)/provided by investing activities                (435)         59,524
                                                            ------------    ------------
Cash flows from financing activities
    Patent litigation loan addendum
     (see General & Administrative Expenses)                     411,834            --
    Repayments on capital lease obligations                         --           (6,716)
                           ---------------------            ------------    ------------
Net Cash provided by/(Used for) financing activities             411,834          (6,716)

Net decrease in cash                                             (13,849)       (167,335)

Cash and Cash equivalents, beginning of period                    83,402         238,459
                                                            ------------    ------------
Cash and cash equivalents, end of PERIOD                    $     69,553    $     71,125
                                                            ============    ============



             See notes to unaudited condensed financial statements.

                                       6
PAGE

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. Form 10-KSB for the period ended June 30, 1998.

2. PaperClip  Merger and Management Agreements

On April 15, 1997, ASI and PaperClip Software, Inc. ("PaperClip") entered into an Asset Purchase Agreement for ASI to acquire substantially all the assets and liabilities of PaperClip (the "Agreement"). On September 12, 1997, the agreement was amended (the "Amended Agreement") to change the acquisition to a merger. As a result of this amendment, a newly formed subsidiary of ASI will merge into PaperClip with PaperClip surviving as a subsidiary of ASI (the "Merger"). Consummation of this transaction was subject to various conditions, including approval by the PaperClip stockholders. Under the terms of the Amended Agreement, the PaperClip stockholders would have been entitled to receive an aggregate of approximately 1.5 million shares of ASI's Common Stock plus an equivalent number of ASI Class B Warrants. Each Class B Warrant would have entitled the holder to purchase one share of ASI Common Stock at an exercise price of $6.00 per share. In connection with the Merger, the holders of PaperClip's outstanding 12% Convertible Notes due December 1999 would exchange such notes for an aggregate of approximately 400,000 shares of non-voting redeemable preferred stock of PaperClip. After 18 months, the holders of the preferred stock would have the option to require the surviving corporation or ASI to purchase such shares for cash or ASI common stock and Class B Warrants. After 30 months, ASI would have the right to redeem the Preferred Stock for cash or ASI Common Stock and Class B Warrants.

On April 14, 1998, ASI, Access Solutions and PaperClip Software Inc. (OCCBB:PCLP) agreed to extend the date for the consummation of PaperClip's previously announced merger with and into a newly formed wholly-owned subsidiary of Access Solutions. Pursuant to the terms of the merger agreement, completion of the merger transaction was subject to certain conditions, including a financing contingency. Because the financing contingency was not satisfied, the merger transaction was not consummated, and the merger agreement was amended to allow more time for the financing condition to be satisfied. The agreement called for an extension to August 24, 1998. On August 24, 1998, the merger agreement was terminated. In connection with the termination of the merger agreement, the Company wrote off all merger costs incurred through June 1998. Costs relating to the discontinued acquisition incurred after June 30, 1998 were expensed in the quarter ended September 30, 1998.

                                       7
PAGE

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Overview

The Company's sales consist of sales of products and services. Products sold by the Company consist of COLD systems, software and hardware including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by the Company include post-installation maintenance and support. The Company recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. The Company sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. The Company recognizes revenue from service contracts on a straight-line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of December 31, 1999, the Company had deferred revenue in the amount of $550,416 which it will recognize through December 31, 2000.

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

                                       8
PAGE

ASI has historically incurred net losses and anticipates that further net losses will be incurred prior to the time, if ever, that ASI achieves profitability. However, ASI has recently taken certain steps intended to limit the occurrence of future net losses. Such steps include: (i) searching for joint development and marketing agreements or a synergistic acquisition candidate which would be expected to increase sources of revenues at minimum cost. (ii) The reduction in ASI's workforce from 24 to 2 full-time employees and 5 part time employees, which has reduced operating expenses by approximately $110,000 per quarter.
(iii) Sale of ASI's newest product enhancement, ESCON connectivity to its existing customer base. (iiii) Critical reviews of all procedures and costs to ensure maximum efficiency and effectiveness are achieved in ASI's operations. While no assurance can be given that such steps will be sufficient to limit losses, which may be incurred in the future, ASI believes that such steps, when fully implemented, may enable ASI to realize improved operating results. ASI does not believe that these steps, particularly the reduction in the workforce, have to date or will in the future materially adversely impact ASI's revenues and earnings.

Results of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.

Three Months and Six Months ended December 31, 1999 compared to Three Months and Six Months ended December 31, 1998

Net Sales

Net sales for the three months ended December 31, 1999 were $253,480 compared with $223,202 for the three months ended December 31, 1998, an increase of $30,278 or 14%, and $479,441 for the six months ended December 31, 1999, compared with $437,780 for the six months ended December 31, 1998, an increase of $41,661 or 10%. Product sales were $65,303 for the second quarter of Fiscal 1999 compared with $16,785 for the second quarter of Fiscal 1998, an increase of $48,518 or 289%, and $87,344 for the six months ended December 31, 1999 compared with $42,166 for the six months ended December 31, 1998, an increase of $45,178 or 107%. Product sales increased because the second quarter of Fiscal 1998 results included an upgrade sale to an existing customer that was not similarly recognized in the second quarter or first half of Fiscal 1999. Service revenues were $188,177 for the second quarter of Fiscal 2000, compared with $206,417 for the second quarter of Fiscal 1999, a decrease of $18,240 or 9%, and $392,097 for the six months ended December 31, 1999 compared with $395,614 for the six months ended December 31, 1998, a decrease of $3,517 or 1%.

Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate decreased 26% to $52,334 for the three months ended December 31, 1999 from $71,143 for the three months ended December 31, 1998 and decreased 22% to $115,495 for the six months ended December 31, 1999 from $147,214 for the six months ended December 31, 1998, in each case as a result of more effective maintenance contract and

                                       9
PAGE

services pricing. Costs of sales for products decreased 26% to $52,334 for the three months ended December 31, 1999 from $71,143 for the three months ended December 31, 1998 and decreased 22% to $115,495 for the six months ended
December 31, 1999 from $147,214 for the six months ended December 31, 1998. Costs of sales for services decreased 22% to $47,013 for the three months ended December 31, 1999 from $60,547 for the three months ended December 31, 1998 and decreased 15% to $104,441 for the six months ended December 31, 1999 from $122,937 for the six months ended December 31, 1998.All a result of fewer service calls as a result of more stable hardware in the field.

General and Administrative Expenses

General and administrative expenses consist of administrative expenses and customer support expenses. General and administrative expenses decreased 20% or $30,198 to $117,721 for the three months ended December 31, 1999 from $147,919 for the three months ended December 31, 1998 and decreased 34% or $108,076 to $205,929 for the six months ended December 31, 1999 from $314,005 for the six months ended December 31, 1998 This decrease was due to lower personnel costs, reduced professional fees and lower insurance expense.

Research and Development Expenses

Research and development expenses decreased by 5% or $1,524 to $28,906 for the three months ended December 31, 1999 from $30,430 for the three months ended December 31, 1998 and decreased by 33% or $25,301 to $50,246 for the six months ended December 31, 1999 from $75,546 for the six months ended December 31, 1998. The decrease in research and development was primarily due to reduced personnel costs resulting from the completion of the Company's outstanding development projects in Fiscal 1998.

Selling Expenses

Selling expenses decreased by $9,383 or 20% to $38,457 for the three months ended December 31, 1999 from $47,840 for the three months ended December 31, 1998 and decreased by $18,018 or 19% to $76,774 for the six months ended December 31, 1999 from $94,792 for the six months ended December 31, 1998.

Other Income and Expenses

Other income and expenses consisted of interest expense which increased $141 to $31,56 for the three months ended December 31, 1999 from $31,546 for the three months ended December 31, 1998 and $112 to $63,112 for the six months ended December 31, 1999 from $63,224 for the six months ended December 31, 1998. The consistent interest expense is a result of accrued interest on a $650,000 loan made to the Company at an annual interest rate of 19% by a stockholder and former director. Interest and other income decreased by $141 to $15 for the three months ended December 31, 1999 from $156 for the three months ended December 31, 1998 and decreased 97% to $59 for the six months ended December 31, 1999 as compared to the six months ended December 31, 1998. Other expenses decreased by $138,891 as a result of expenses incurred from the discontinued acquisition of PaperClip Software in the second quarter of Fiscal 1999. No similar expenses were incurred in the second quarter of Fiscal 2000.

                                       10
PAGE

Net Loss

As a result of the foregoing, the Company's net loss decreased 85% to $15,484 ($.004 per share on 3,963,940 weighted average shares outstanding) for the three months ended December 31, 1999 from $105,535 ($.03 per share on 3,963,940 weighted average shares outstanding) during the three months ended December 31, 1998 and decreased 92% to a loss of $32,065 ($.01 per share on 3,963,940 weighted average shares outstanding) for the six months ended December 31, 1999 from $393,657 ($.10 per share on 3,963,940 weighted average shares outstanding) for the six months ended December 31, 1998.

Liquidity and Capital Resources

The Company had a working capital deficit of $955,466 at December 31, 1999 as compared to a working capital deficit of $1,369,375 at June 30, 1999.

Total cash used by operating activities during the six-month periods ended December 31, 1999 and 1998 was $425,248 and $220,142 respectively. The Company's net losses for these periods were $32,065 and $393,657, respectively. In addition to funding the Company's net loss, the major uses of capital for operating activities during the six-month period ended December 31, 1999 included decreases in accrued expenses and trade accounts receivables. Accrued expenses was reduced by $306,763 due to a reclassification of advances from M. Chace, previously recorded as accrued expenses, to long term notes payable due. The loan principal bears interest at a rate of 19% and converts to a demand note at the lesser of three years or the completion of the company's patent litigation. The Company's major source of cash from operating activities was an increase in deferred revenue in the amount of $46,373.

Cash used for and provided from investing activities for the six-month periods ended December 31, 1999 and 1998 were $435 and $59,524, respectively. The major use of cash for investing activities in Fiscal 1999 was for an addition to other assets.

Cash provided by and used for financing activities was $411,834 for the six-month period ended December 31, 1999 and $6,716 for the six-month period ended December 31, 1998. The major source of cash for financing activities during the six month period ended December 31, 1999 consisted of interest on loans by a director of the Company secured by certain accounts receivable of the Company. This was a reclassification of this expense category from accrued expenses.

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

As of December 31, 1999, ASI had long term debt totaling $998,712 with accrued interest of $202,059. The former amount includes gross proceeds in the amount of $650,000 from a loan to ASI in conjunction with the sale of a 30% interest in the Company's patents for $100,000 and advances of $348,712. The loan principal bears interest at a rate of 19% and converts to a demand note at the lesser of three years or the completion of the company's patent litigation. ASI believes that funds generated from operations will be sufficient to meet ASI's working capital requirements through December, 2000. If ASI has insufficient funds from the above noted operations, further equity or debt financing will be sought. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, ASI's business will be materially adversely affected.

                                       11
PAGE

The Company believes that its current corporate infrastructure can support significant increases in sales without proportionate increases in costs. However, there can be no assurances that sales will increase or that any cost advantage will result.

Seasonality and Inflation

To date, seasonality and inflation have not had a material effect on the Company's operations.


Forward Looking Statements

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause actual results for Fiscal 2000 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, future capital needs, uncertainty of additional funding, variable operating results, lengthy sales cycles, dependence on the Company's COLD system product, rapid technological change and product development, reliance on single or limited sources of supply, intense competition, turnover in management, the Company's ability to manage growth, dependence on significant customers, dependence on key personnel, and the Company's ability to protect its intellectual property. See "Risk Factors" in the Company's Prospectus dated October 16, 1997. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's securities.

                                       12
PAGE

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

        none

27      Financial Data Schedule

(b)  Reports on Form 8-K

        none

                                       13
PAGE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Access Solutions International, Inc.


Date: October 19, 2000,          By: /s/ Robert  H. Stone
                                 ------------------------
                                         Robert  H. Stone
                                         President and CEO



Date: October 19, 2000          By: /s/ Denis L. Marchand
                                -------------------------
                                        Denis L. Marchand
                                        Vice President of Finance and
                                        Administration and Chief Accounting
                                        Officer (Principal Accounting Officer)

                                       14
PAGE