Form 10QSB
period 2000-03-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2001-04-27
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


FORM 10-QSB


(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2000


                                       or

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of April 15, 2000 was 3,963,940.

                                       1
PAGE

                      Access Solutions International, Inc.

                                      INDEX



PART I.     FINANCIAL INFORMATION                                     PAGE

Item 1.     Financial Statements

            Balance sheets--March 31, 2000 (unaudited)
            and June 30, 1999                                            3

            Statements of operations (unaudited) --Three
            months and nine months ended  March 31, 2000 and 1999        5

            Statements of cash flows (unaudited) -- Nine
            months ended March 31, 2000 and 1999                         6

            Notes to unaudited financial statements                      7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                            14

Signatures                                                              15


                                       2
PAGE

                      ACCESS SOLUTIONS INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                    March 31,     June 30,
                                                                      2000          1999
                                                                   (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                      $   251,598   $   83,402
    Trade accounts receivable, net of allowance for
         doubtful accounts of  $258 and $21,567.                         3,148      141,930
    Inventories                                                         29,509       25,000
    Prepaid expenses and other current assets                           36,894       71,099
                                                                   -----------   ----------
       Total current assets                                            321,149      321,431

Fixed assets, net                                                       73,421      114,601

Other assets:
       Deposits and other assets                                        14,444       25,605
                                                                   -----------   ----------
Total assets                                                       $   409,014   $  461,637
                                                                   ===========   ==========



             See notes to unaudited condensed financial statements.

                                       3
PAGE

                      Access Solutions International, Inc.
                            Condensed Balance Sheets


                                                                    March 31,     June 30,
                                                                      2000          1999
                                                                   (Unaudited)
Liabilities and stockholders' deficit Current liabilities:
    Accounts payable                                               $   673,244   $  631,361
    Accrued salaries and wages                                          99,427      125,235
    Accrued expenses                                                   106,826      430,168
    Deferred revenue-prepaid service contracts                         384,798      504,042
                                                                   -----------   ----------
         Total current liabilities                                   1,264,296    1,690,806

Notes payable                                                        1,221,147      788,938

         Total liabilities                                           2,485,443    2,479,744
                                                                   -----------   ----------
Stockholders' equity:
    Common Stock, $.01 par value, 13,000,000
      shares authorized, 3,965,199 shares issued                        39,652       39,652
    Additional paid-in                                              17,637,694   17,637,694
    Accumulated deficit
                                                                   (19,735,720) (19,677,397)
                                                                   -----------   ----------
                                                                    (2,058,374)  (2,000,051)
    Treasury stock, at cost (1,259 shares)                             (18,056)     (18,056)
                                                                   -----------   ----------
         Total stockholders' equity                                 (2,076,429)  (2,018,107)
                                                                   -----------   ----------
         Total liabilities and stockholders' equity                $   409,014   $  461,637
                                                                   ===========   ==========


Note: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



             See notes to unaudited condensed financial statements.

                                       4
PAGE


                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)


                                                       For the Three Months         For the Nine Months
                                                          Ended March 31,             Ended March 31,
                                                        2000            1999       2000          1999
                                                     -----------     ----------  ----------   -----------
Net sales:
    Products                                         $     7,350     $    4,380  $   94,694   $    46,546
    Services                                             195,766        207,551     587,863       603,195
                                                     -----------     ----------  ----------   -----------
           Total net sales                               203,116        211,931     682,557       649,711
                                                     -----------     ----------  ----------   -----------
 Cost of sales:
    Products                                                 392          2,237      11,446        26,514
    Services                                              53,254         58,679     157,695       181,616
                                                     -----------     ----------  ----------   -----------
           Total cost of sales                            53,646         60,916     169,141       208,130
                                                     -----------     ----------  ----------   -----------
Gross profit                                             149,469        151,015     513,416       441,581
                                                     -----------     ----------  ----------   -----------
Operating expenses:
    Selling expense                                       34,675         44,104     112,693       138,896
    General and administrative expense                    87,047        148,437     293,569       462,442
    Research and development expense                      21,077         23,890      71,918        99,436
                                                     -----------     ----------  ----------   -----------
           Total operating expenses                      142,799        216,431     478,181       700,774
                                                     -----------     ----------  ----------   -----------
           Profit (loss) from operations                   6,667        (65,416)     35,235      (259,193)
                                                     -----------     ----------  ----------   -----------
Other income (expense):
    Interest and other income                                726             34         785         2,369
    Interest expense                                     (31,218)       (30,875)    (94,340)      (94,109)
    Other expense                                           --             --          --       (138,981)
                                                     -----------     ----------  ----------   -----------
Total other income (expense)                             (30,492)       (30,841)    (93,556)     (230,721)
                                                     -----------     ----------  ----------   -----------
Net loss                                                 (23,822)       (96,257)    (58,320)     (489,914)

Net Loss per common share                                  (0.01)         (0.02)      (0.01)        (0.12)
Weighted average number of
common shares                                          3,963,940      3,963,940   3,963,940     3,963,940



             See notes to unaudited condensed financial statements.

                                       5
PAGE

                      ACCESS SOLUTIONS INTERNATIONAL, INC.

                                                                               Statements of Cash Flows
                                                                            For the Nine Months Ended March 31,
                                                                                       (Unaudited)

                                                                                    2000          1999
                                                                                 -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                                   $   (58,320) $  (489,914)
                                                                                 -----------  -----------
Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation and amortization                                                   56,544      128,158
      Provision for doubtful accounts                                                 (8,400)     (21,946)
      Changes in assets and liabilities:
      (Increase) decrease in:
         Trade accounts receivable                                                   160,091      298,973
         Inventories                                                                  (4,509)      15,911
         Deposits                                                                       --          1,450
         Prepaid expenses and other current assets                                    17,529     (102,235)
    Increase (decrease) in:
         Accounts payable                                                             41,883     (273,632)
         Accrued expenses                                                           (349,151)     202,852
Deferred revenue - Prepaid service contracts                                        (119,245)     (8,398)
                                                                                 -----------  -----------
NET (USED BY) OPERATING ACTIVITIES                                                  (263,578)    (248,781)
                                                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Disposals of  property and equipment                                                --         70,187
    (Additions) to other assets                                                         (435)
    Loans and advances to PaperClip                                                     --       (138,981)
    Loans and advances written off relating to PaperClip merger termination             --        138,981
                                                                                 -----------  -----------
NET CASH (USED FOR)/PROVIDED BY INVESTING ACTIVITIES                                    (435)     70,187
                                                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Patent litigation loan addendum  (see General & Administrative Expenses)     432,209         --
    Repayments on capital lease obligations                                             --         (6,716)
                                                                                 -----------  -----------
NET CASH PROVIDED BY/(USED FOR) FINANCING ACTIVITIES                                 432,209       (6,716)
                                                                                 -----------  -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                 168,196     (185,310)
CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 83,402      238,459
                                                                                 -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   251,598  $    53,149
                                                                                 ===========  ===========



             See notes to unaudited condensed financial statements.


                                       6
PAGE

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. ("ASI" or the "Company") Form 10-KSB for the period ended June 30, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's sales consist of sales of products and services. Products sold by the Company consist of COLD systems, software and hardgoods including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by the Company include post-installation maintenance and support. The Company recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. The Company sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. The Company recognizes revenue from service contracts on a straight line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of March 31, 2000, the Company had deferred revenue in the amount of $384,798.

                                       7
PAGE

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

The Company's primary operating expenses include selling expenses, general and administrative expenses and research and development expenses. General and administrative expenses consist primarily of employee compensation and certain internal office and support expenses. Research and development expenses include compensation paid to internal research and development staff members and expenses incurred in connection with the retention of independent research and development consultants

The Company's total expenditures for research and development for Fiscal 1999 and Fiscal 1998 were $119,243 and $921,537, respectively. Due to the completion of all customer commitments to the GIGAPAGE product in the second quarter of Fiscal 1998, it is anticipated that development costs for Fiscal 2000 will be slightly reduced.

ASI has historically incurred net losses and anticipates that further net losses will be incurred prior to the time, if ever, that ASI achieves profitability. However, ASI has taken certain steps intended to limit incurring future net losses. . Such steps include: (i) searching for joint development and marketing agreements or a synergistic acquisition candidate which would be expected to increase sources of revenues at minimum cost. (ii) The reduction in ASI's workforce from 17 to 3 full-time employees and 4 part time employees which has reduced operating expenses by approximately $110,000 per quarter. (iii) Sale of ASI's newest product enhancement, ESCON connectivity to its existing customer base. (iiii) Critical reviews of all procedures and costs to ensure maximum efficiency and effectiveness are achieved in ASI's operations. While no assurance can be given that such steps will be sufficient to limit losses, which may be incurred in the future, ASI believes that such steps, when fully implemented, may enable ASI to realize improved operating results. ASI does not believe that these steps, particularly the reduction in the workforce, have to date or will in the future materially adversely impact ASI's revenues and earnings.

While no assurance can be given that such steps will be sufficient to limit losses, which may be incurred in the future, ASI believes that such steps, when fully implemented, may enable ASI to realize improved operating results. Of the 14 employees terminated or reclassified, one was field support, two were product development personnel, four were administrative staff, two were sales and one was production. Of the above, one employee each from administrative staff and product development were reclassified from full-time to part-time employees. Many of the product development personnel were employed in enhancing ASI's GIGAPAGE product, which has now been substantially completed. ASI does not believe that these steps, particularly the reduction in the workforce, have to date or will in the future materially adversely impact ASI's revenues and earnings.

                                       8
PAGE

Results of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999

Net Sales

Net sales for the three months ended March 31, 2000 were $203,116 compared with $211,931 for the three months ended March 31, 1999, a decrease of $8,815 or 4%, and $682,557 for the nine months ended March 31, 2000, compared with $649,711 for the nine months ended March 31, 1999, an increase of $32,846 or 5%. Product sales were $7,350 for the third quarter of Fiscal 2000 compared with $4,380 for the third quarter of Fiscal 1999, an increase of $2,970 or 68%, and $94,694 for the nine months ended March 31, 2000 compared with $46,546 for the nine months ended March 31, 1999, an increase of $48,148 or 103%. Service revenues were $195,766 for the third quarter of Fiscal 1999, compared with $207,551 for the third quarter of Fiscal 1998, a decrease of $11,785 or 6%, and $587,863 for the nine months ended March 31, 2000 compared with $603,165 for the nine months ended March 31, 1999, a decrease of $15,302 or 3%.

Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate decreased 12% to $53,646 for the three months ended March 31, 2000 from $60,916 for the three months ended March 31, 1999 and decreased 19% to $169,141 for the nine months ended March 31, 2000 from $208,130 for the nine months ended March 31, 1999, in each case as a result of lower sales. In addition, the gross margin percentage increased to 74% for the three months ended March 31, 2000 from 71% for the three months ended March 31, 1999 and increased to 75% for the nine months ended March 31, 2000 from 68% for the nine months ended March 31, 1999.

Selling Expenses

Selling expenses decreased by $9,429 or 21% to $34,675 for the three months ended March 31, 2000 from $44,104 for the three months ended March 31, 1999 and decreased by $26,203 or 19% to $112,693 for the nine months ended March 31, 2000 from $138,896 for the nine months ended March 31, 1999. The decreases were primarily the result of lower payroll expenses and travel expenses.

                                       9
PAGE

General and Administrative Expenses

General and administrative expenses consist of administrative expenses and certain internal office and support expenses. General and administrative expenses decreased 41% or $61,390 to $87,047 for the three months ended March 31, 2000 from $148,437 for the three months ended March 31, 1999 and decreased 37% or $168,873 to $293,569 for the nine months ended March 31, 2000 from $462,442 for the nine months ended March 31, 1999. The decreases were primarily due to reductions in legal and personnel expenses.

Research and Development Expenses

Research and development expenses decreased by 12% or $2,813 to $21,077 for the three months ended March 31, 2000 from $23,890 for the three months ended March 31, 1999 and decreased by 28% or $27,518 to $71,918 for the nine months ended March 31, 2000 from $99,436 for the nine months ended March 31, 1999. The decrease in research and development expenses was primarily due to reduced depreciation for ASI as a result of downsizing in Fiscal 1999.

Other Income and Expenses

Other income and expenses consisted of interest expense which increased $343 to $31,218 for the three months ended March 31, 2000 from $30,875 for the three months ended March 31, 1999 and increased $231 to $94,340 for the nine months ended March 31, 2000 from $94,109 for the nine months ended March 31, 1999. Other expenses decreased by $138,891 as a result of expenses incurred from the discontinued merger of PaperClip Software, Inc. which was terminated on August 24, 1998, a prior period.

Net Loss

As a result of the foregoing, the Company's net loss decreased 75% to $23,822 ($.01 per share on 3,963,940 weighted average shares outstanding) for the three months ended March 31, 2000 from $96,257 ($.02 per share on weighted average shares outstanding) during the three months ended March 31, 1999 and decreased 88% to a loss of $58,320 ($.01 per share on 3,963,940 weighted average shares outstanding) for the nine months ended March 31, 2000 from $489,914 ($.12 per share on 3,963,940 weighted average shares outstanding) for the nine months ended March 31, 1999.

Liquidity and Capital Resources

The Company had a working capital deficit of $913,147 at March 31, 2000 compared to a working capital deficit of $1,369,375 at June 30, 1999.

Total cash used by operating activities during the nine-month periods ended March 31, 2000 and 1999 was $263,578 and $248,781, respectively. The Company's net losses for these periods were $58,320 and $489,914, respectively. A decrease in the Company's deferred liabilities totaling $119,245 and accrued expenses of $349,151 were the major use of cash from operating activities. The major source of capital for operating activities during the nine month period ended March 31, 2000 were from a decrease in accounts receivable and from depreciation expense.

                                       10
PAGE

Cash used for and provided by investing activities was $435 for the nine month period ended March 31, 2000 and $70,187 for the nine-month period ended March 31, 1999, all related to a small addition and dispositions of fixed assets.

Cash provided and used by financing activities was $432,209 for the nine-month period ended March 31, 2000 and $6,716 for the period ended March 31, 1999. Long term notes payable increased by $432,209, partly from a reclassification of $352,685 out of accrued expenses into long term notes payable and the balance from additional current period litigation expenses being financed by Malcolm Chace, III.

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

As of March 31, 2000, ASI had long term debt totaling approximately $1,221,147 including interest. ASI believes that the proceeds from this loan, together with funds generated from operations, will be sufficient to meet ASI's working capital requirements through June, 2001. There can be no assurance that additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, ASI's business will be materially adversely affected.

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

                                       11
PAGE

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

None

                                       12
PAGE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Access Solutions International, Inc.

Date: November 18, 2000            By: /s/ Robert H. Stone
                                 -----------------------
                                         Robert H. Stone
                                         President and CEO

Date: November 18, 2000            By: /s/ Denis L. Marchand
                                 -------------------------
                                         Denis L. Marchand
                                         Vice President of Finance and
                                         Administration and Chief Accounting
                                         Officer (Principal Accounting Officer)

                                       13
PAGE