Form 10KSB
period 1999-06-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2001-04-30
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended June 30, 1999

                                       or

[ ] Transition  Report Under to Section 13 or 15(d) of the  Securities  Exchange
    Act of 1934 for the transition period from ______________ to ______________

Commission file number 0-28920

                      Access Solutions International, Inc.
                      ------------------------------------
           (Name of small business issuer as specified in its charter)

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $935,836.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $.14 per share, the closing price of the Common Stock on May 19, 2000: $554,951

The number of shares of the issuer's Common Stock, $.01 par value, outstanding as May 19, 2000 was 3,963,940.

Documents Incorporated by Reference:
         None

                                     Part I

Item 1.  Description of Business

Statements

         Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes"", "will", "should" "anticipates", "expects" and similar expressions are intended to identify forward looking statements. ASI cautions that a number of important factors could cause actual results for Fiscal 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of ASI. Such statements contain a number of risks and uncertainties, including, but not limited to the availability of necessary financing after May 2000, future capital needs, uncertainty of additional funding, variable operating results, lengthy sales cycles, dependence on ASI's COLD system product, rapid technological change and new product development, reliance on single or limited sources of supply, intense competition, turnover in management, ASI's ability to manage growth, dependence on significant customers, dependence on key personnel, and ASI's ability to protect its intellectual property. ASI cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of ASI's securities.

Recent Developments

         There are no recent developments to report at this time.

Financing

         On May 27, 1998, ASI completed a financing agreement that called for the purchase of a 30% interest in several of the Company's patents by a stockholder and former director, for $100,000. These patents are the subject of a lawsuit pending in the United States District Court for the District of Rhode Island. In addition, this same stockholder also loaned the Company $650,000, and has agreed to make additional advances for outstanding and future legal fees and costs incurred in connection with the lawsuit. At June 30, 1999 the aggregate value of the outstanding loans including interest is $788,938.

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

Business

         ASI, a Delaware corporation formed in 1986, designs, develops, assembles and markets mainframe information storage and retrieval systems, including both software and hardware, for large companies. ASI believes that its proprietary computer output to laser disk (COLD) and data storage systems provide a faster, more reliable and more economical method of storing vast quantities of computer-generated data than is generally available from other COLD systems or from traditional data storage methods. ASI's COLD and optical disk storage systems, which are marketed under the brand names OAS and GIGAPAGE, and GIGAPAGE DASD are presently sold principally to large organizations that have the need to store and retrieve large quantities of computer-generated data.

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

         New Product Developments. ASI has shifted its new product development program to a customer driven, customer paid custom development model At the present time, no new product development projects are underway. In the future, development of new features will not be initiated unless customers make a financial commitment to cover the minimum engineering costs. If excess development resources are available and not committed to specific contracts, the resources will be brokered to third parties due to the high market demand for these resources. This is expected to result in either significantly reduced research and development expenditures or increased offsetting revenues for the GIGAPAGE product offerings.

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

         In the years ended June 30, 1999 and 1998, service revenue generated from the post-sale maintenance of COLD systems accounted for approximately 91% and 55%, respectively, of ASI's total revenues. Substantially all of ASI's customers have elected to extend their service contracts with ASI beyond the one-year period that is customarily afforded to customers at the time of installation of new products.

         As of May 2000, the customer service and support group consisted of three employees, one of whom is in-house and the other two are in the field. These personnel provide support for the engineers maintaining customer equipment in the field and provide ASI with an opportunity to recommend future system sales to such customers.

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

         ASI advertises and markets its products and services through direct mailings, participation and exhibition of products at industry trade shows, through its web site and personal solicitations at businesses which have been identified as likely resellers of ASI's products and industry referrals.

         Customers. One customer accounted for 24% and four customers accounted for 49% of ASI's total net sales in the year ended June 30, 1999. Three customers accounted for 20%, 14% and 12% of ASI's total net sales in Fiscal 1998.

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

         Principal Suppliers. ASI's principal suppliers for the production and maintenance of its COLD systems are Bell & Howell, IBM Canada and Hewlett Packard .

         Research and Development. ASI's total expenditures for Research and Development for Fiscal 1999 and Fiscal 1998 were $119,243 and $921,537, respectively. Research & Development was significantly reduced in Fiscal 1999 due to the completion of all customer commitments to the GIGAPAGE product by the end of the second quarter of Fiscal 1998, as forecast in last year's 10K.

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

         Assembly. Assembly of ASI's OAS is done at ASI's facility in North Kingstown, Rhode Island. ASI designs and assembles portions of its COLD systems, which are then integrated at ASI's plant with optical disk autochanger systems manufactured by a variety of third parties. Production of the OAS entails testing, assembling and integrating standard and ASI-designed components and subassemblies built by and purchased from independent suppliers. As of May 2000, ASI had one part-time manufacturing person. ASI configures and tests ASI-built and third-party-supplied hardware and software in combinations to meet a wide variety of customer requirements.

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

         Employees.  As of May 2000, ASI had 7 employees.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         ASI's initial public offering ("IPO") was completed on October 16, 1996. Prior to that date there was no market for the ASI Common Stock, Redeemable Warrants or Units. The ASI Common Stock, Redeemable Warrants and Units consisting of two shares of Common Stock and one Redeemable Warrant were traded on the Nasdaq SmallCap Market under the symbols "ASIC," "ASICW" and "ASICU," respectively until August 13, 1998. On that date, ASI's shares of common stock, units and warrants were delisted from the Nasdaq SmallCap Market because ASI failed to meet the net tangible assets, market capitalization, net income, bid price and market value of public float requirements as stated in Marketplace Rule(s) 4310(c)(02), 4310(c)(04), and 4310(c)(07). ASI's shares of common stock, units and warrants currently trade on the Over the Counter Electronic Bulletin Board Market "(OTC EBB)" under the symbols "ASIC," "ASICW" and "ASICU," respectively. As of May 2000 there were approximately 269 holders of record of ASI Common Stock.

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
1998:

       First Quarter                                           1-3/16                  3/4
       Second Quarter                                            1/4                  11/16
       Third Quarter                                             4/100                 3/8
       Fourth Quarter                                            3/16                  1/100

1999:

       First Quarter                                            32/100                 1/100
       Second Quarter                                           32/100                 1/100
       Third Quarter                                             1/100                 3/8
       Fourth Quarter                                            1/8                   1/4

2000:
       First Quarter                                             6/100                15/100
       Second Quarter                                            1/100                15/100
       Third Quarter                                             1/100                15/100

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
1997:
       First Quarter                                                          15/16               1-5/16
       Second Quarter                                                          3/4                1-1/4
       Third Quarter                                                           3/4                1-1/16
       Fourth Quarter                                                          1/4                 15/16
1998:
       First Quarter                                                           1/16                 1/2
       Second Quarter                                                          1/16                 1/8
       Third Quarter                                                           1/16                 3/16
       Fourth Quarter
1999:
       First Quarter                                                           1/100                2/100
       Second Quarter                                                          2/100                2/100
       Third Quarter                                                           2/100                2/100
       Fourth Quarter                                                          -                  -
2000:
       First Quarter                                                           1/100               1/100
       Second Quarter                                                          -                   -
       Third Quarter                                                           -                   -
Units

                                                                       ------------------    ------------------
                                                                            Bid Low             Asked High
                                                                       ------------------    ------------------
1996:
       Fourth Quarter (commencing October 16, 1996)                          8                   12-1/2
1997:
       First Quarter                                                         8-7/8               11-3/8
       Second Quarter                                                        7                   10-1/4
       Third Quarter                                                         5-1/2                9
       Fourth Quarter                                                        1-3/8                6-1/2
1998:
       First Quarter                                                           5/8                3-3/16
       Second Quarter                                                          7/16               1
       Third Quarter                                                           1/16                 1/2
       Fourth Quarter                                                          1/8                  1/100
1999:
       First Quarter                                                         1                      1/100
       Second Quarter                                                          1/4                  1/8
       Third Quarter                                                           1/100                5/8
       Fourth Quarter                                                          1/8                  3/8
2000:
       First Quarter                                                          15/100               15/100
       Second Quarter                                                         15/100                1/100
       Third Quarter                                                         -                      -

         ASI has not paid any cash dividends on the ASI Common Stock since its inception and ASI does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         ASI's net sales consist of sales of products and services. Products sold by ASI consist of COLD systems, software and hardware including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by ASI include post-installation maintenance and support. ASI recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. ASI sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. ASI recognizes revenue from service contracts on a straight line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of June 30, 1999, ASI had deferred revenue in the amount of $504,042.

         ASI's  operating  results  have  in the  past  and  may  in the  future
fluctuate   significantly  depending  upon  a  variety  of  factors  which  vary substantially over time, including industry conditions; the timing of orders from customers; the timing of new product introductions by ASI and competitors; customer acceleration, cancellation or delay of shipments; the length of sales cycles; the level and timing of selling, general and administrative expenses and research and development expenses; specific feature needs of customers; and production delays. Although most of ASI's revenues for the Fiscal Year Ended June 30, 1999 were derived from maintenance services, a substantial portion of ASI's past quarterly revenues have been derived from the sale of a relatively small number of COLD systems which ranged in price from approximately $150,000 to $900,000. As a result, the timing of recognition of revenue from a single order has in the past and may in the future have a significant impact on ASI's net sales and operating results for particular financial periods. Counterbalancing this volatility is the fact that the anticipated sales of annual service contracts increase as system sales increase. The revenue from service contracts is recognized on a straight line basis over the term of the contract.

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

Results of Operations

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

The following table presents certain items from ASI's Statement of Operations, and such amounts as percentages of net sale, for the periods indicated. Products and Service costs percentages are of Product and Services sales, respectively.

                                Year Ended June 30, 1999       Year Ended June 30, 1998
Net sales
     Products                  $    88,239              9%    $   710,472             45%
     Support and services          847,597             91         864,977             55
                               -----------    -----------     -----------    -----------
         Total net sales           935,836            100       1,575,449            100
Cost of Sales
     Products                      119,553            135         279,104             18
     Support and services          240,190             28         345,653             22
                               -----------    -----------     -----------    -----------
         Total cost of sales       359,743             38         624,757             40
Gross profit                       576,093             62         950,692             60
                               -----------    -----------     -----------    -----------
Operating expenses:
     Selling                       205,404             22         708,455             45
     General and
         administrative            770,330             82       1,280,364             81
     Research and
          development              119,243             13         921,537             58
                               -----------    -----------     -----------    -----------
Total operating expenses         1,094,977            117       2,910,356            185
Interest and other
     expense, net                 (319,379)           (34)     (2,263,264)          (144)
                               -----------    -----------     -----------    -----------
Net loss                       $  (838,263)           (89%)   $(4,222,928)          (268%)
                               ===========    ===========     ===========    ===========

         Net sales. Net sales decreased 41% to $935,836 for the year ended June 30, 1999 from $1,575,449 for the year ended June 30, 1998. Product sales decreased 88% due to the sale of a medium sized system to one customer in Fiscal 1998 that was not repeated in Fiscal 1999 from $710,472 for the year ended June 30, 1998 to $88,239 for the year ended June 30, 1999. Service revenues decreased by 2% to $847,597 from $864,977.

         Cost of  sales.  Cost of  sales  includes  component  costs,  firmware, license costs, third-party equipment maintenance contractors and certain overhead costs. Cost of sales decreased 42% to $359,743 for the year ended June 30, 1999 from $624,757 for the year ended June 30, 1998, primarily due to lower product sales volume. Cost of sales for products decreased by 57% to $119,553 for the year ended June 30, 1999 from $279,104 for the year ended June 30, 1998. Cost of services decreased by 31% to $240,190 for the year ended June 30, 1999 from $345,653 for the year ended June 30, 1998 due to better management of maintenance costs. Gross margin increased to 62% from 60% due to better management of service costs, which were offset by inventory write-offs.

         Selling expenses. Selling expenses decreased by 45% or $503,051 to $205,404 for the year ended June 30, 1999 from $708,455 for the year ended June 30, 1998. The decrease was primarily the result of a reduction in sales personnel, reduced commission expenses and lower trade show and seminar expenses.

         General and administrative expenses. General and administrative expenses consist of administrative expenses and certain internal office and support expenses. General and administrative expenses decreased $510,034 or 40% to $770,330 for the year ended June 30, 1999 from $1,280,364 for the year ended June 30, 1998 . This decrease was attributable to the reduction in legal expenses after the termination of the PaperClip merger attempt in August of 1998 and lower facility expenses.

         Research and development expenses. Research and development expenses decreased 87% to $119,243 for the year ended June 30, 1999 from $921,537 for the year ended June 30, 1998. This reduction reflected ASI's continued scaledown of ASI's Research and Development infrastructure after completion of GIGAPAGE 3.0, which represented completion of all significant product commitments.

         Net interest and other expense. Interest expense was $125,327 for the year ended June 30, 1999 and $25,739 for the year ended June 30, 1998. The increased interest expense was due to a loan obtained to fund litigation expenses in regard to a complaint filed in the United States District Court for the District of Rhode Island against Data/Ware Development, Inc. ("Data/Ware") and Eastman Kodak Company, Inc. ("Kodak") alleging infringement of ASI's patents. (See Item 3) Interest income was $2,382 for the year ended June 30, 1999 and $67,660 for the year ended June 30, 1998. Other expense included a $140,813 charge due to residual expenses relating to the termination of the Company's merger of PaperClip and $55,621 resulting from a loss on the sale of fixed assets.

         Net loss. As a result of the foregoing, ASI's net loss decreased 80% to $838,263 for the year ended June 30, 1999 from $4,222,928 for the year ended June 30, 1998.

Liquidity and Capital Resources

         ASI had a working capital deficit of $1,369,375 at June 30, 1999 as compared to a working capital deficit of $864,372 at June 30, 1998. The decrease in working capital was principally attributable to loans to PaperClip and costs related to the merger, which was later terminated on August 24, 1998.

         Total cash used by operating activities in fiscal year 1999 was $301,846. The major use of cash was the net loss of $838,263. In addition, accounts payable decreased by $290,716 and inventories decreased by $87,855. These amounts represent adjustments to net cash used by operating activities in the Company's Statement of Cash Flows.

         Cash provided by investing activities was $14,567 in Fiscal 1999. The major use of cash in investing activities was $140,813 during Fiscal 1999 in loans and advances to PaperClip as part of the Management Agreement between ASI and PaperClip. In order to comply with the Company's conservative accounting policy, loans relating to the terminated PaperClip merger totaling $140,813 were written off.

         During fiscal 1999, cash provided by financing activities totaled $132,222. This amount included gross proceeds in the amount of $138,938 from a loan to ASI in conjunction with the sale of a 30% interest in the Company's patents for $100,000 in fiscal 1998. See "Financing" in Part 1. The loan bears interest at a rate of 19% and converts to a demand note at the lesser of three years or the completion of the company's patent litigation.

         ASI has suffered recurring losses from operations, has an accumulated deficit and incurred negative cash flows from its operating activities. The recurring losses and negative cash flows from operating activities raise substantial doubt about ASI's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should ASI be unable to continue as a going concern. In response to these factors, ASI's independent auditors in their report dated June 20, 2000 on the Financial Statements have included an explanatory paragraph that describes factors raising substantial doubt about ASI's ability to continue as a going concern. ASI has introduced a new product and is in the process of enhancing certain of its existing products; and is pursuing collaborative relationships with vendors and customers which are intended to create new opportunities to foster sales and reduce overhead for its products and services. ASI anticipates improved financial performance based upon overhead reduction and new collaborative relationships.

         As of June 30, 1999, ASI had no long-term debt, except for convertible notes payable of approximately $789,000 including accrued interest. ASI believes that funds generated from operations will be sufficient to meet ASI's working capital requirements through September 2000. If ASI has insufficient funds from the above noted operations, further equity or debt financing will be sought. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, ASI's business will be materially adversely affected.

         At June 30, 1999, ASI had federal and state net operating loss carryforwards available to reduce any future taxable income in the approximate amount of $13,485,000. These net operating loss carryforwards will expire in various amounts between the years 2003 and 2018 if not previously utilized. In the event of a change in the ownership of ASI, as defined in Section 382 of the Internal Revenue Code, utilization of net operating loss carryforwards in periods following such ownership changes can be significantly limited. Management believes that ASI has incurred several changes of ownership under these rules. As a result, utilization of the net operating loss carryforwards is subject to various limitations, depending upon the year in which the net operating loss originated. Management estimates that federal net operating loss carryforwards in the approximate aggregate amount of $10,821,000 will be free from Section 382 limitations and available to offset taxable income that ASI may generate within the carryforward period. Of that amount, carryforwards in the approximate amount of $5,821,000 are available for future utilization in any year during the carryforward period without limitation. The other $5,000,000 is subject to a limitation of approximately $330,000 per year. Because the underlying calculations are complex and are subject to review by the Internal Revenue Service, these limitation amounts could be adjusted at a later date.

         ASI believes that its current corporate infrastructure can support significant increases in sales without proportionate increases in costs. However, there can be no assurances that sales will increase or that any cost advantages will result.

Seasonality and Inflation

     To date, seasonality and inflation have not had a material effect on ASI's operations.

Item 7.  Financial Statements

                      Access Solutions International, Inc.

                          Index to Financial Statements

                                                                   PAGE

Report of Independent Auditors                                      F-2

Financial Statements:

  Balance Sheet - June 30, 1999                                     F-3

  Statements of Operations -
    Years Ended June 30, 1999 and 1998                              F-5

  Statements of Stockholders' Equity (Deficit) -
    Years Ended June 30, 1999 and 1998                              F-6

  Statements of Cash Flows -
    Years Ended June 30, 1999 and 1998                              F-7

Notes to Financial Statements                                       F-9

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Access Solutions International, Inc.


We have audited the accompanying balance sheet of Access Solutions International, Inc. as of June 30, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Access Solutions International, Inc. as of June 30, 1999, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

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

CARLIN, CHARRON & ROSEN LLP

June 20, 2000

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                  JUNE 30, 1999

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                  $ 83,402
    Trade accounts receivable, net of allowance for
     doubtful accounts of $21,567                               141,930
    Inventories                                                  25,000
    Prepaid expenses and other current assets                    71,099
                                                               --------

      TOTAL CURRENT ASSETS                                      321,431
                                                               --------

PROPERTY AND EQUIPMENT, NET                                     114,601
                                                               --------

OTHER ASSETS
        Patent, net of amortization                              25,605
                                                               --------


TOTAL ASSETS                                                   $461,637
                                                               ========

               See accompanying notes to the financial statements
                        and independent auditors' report

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            BALANCE SHEET (CONTINUED)
                                  JUNE 30, 1999

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                              $    631,361
    Accrued salaries and wages                                         125,235
    Accrued expenses                                                   430,168
    Deferred revenue                                                   504,042
                                                                  ------------

      TOTAL CURRENT LIABILITIES                                      1,690,806

CONVERTIBLE NOTES PAYABLE                                              788,938
                                                                  ------------

TOTAL LIABILITIES                                                    2,479,744
                                                                  ------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value; 13,000,000 shares authorized,
      3,965,199 shares issued, and 3,963,940 shares outstanding         39,652
    Additional paid-in capital                                      17,637,694
    Accumulated deficit                                            (19,677,397)
                                                                  ------------

      TOTAL                                                         (2,000,051)

    Treasury stock, at cost (1,259 shares)                             (18,056)
                                                                  ------------

      TOTAL STOCKHOLDERS' DEFICIT                                   (2,018,107)
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $    461,637
                                                                  ============

               See accompanying notes to the financial statements
                        and independent auditors' report

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                     YEAR ENDED JUNE 30,
                                                    1999           1998
                                                -----------    -----------
NET SALES
    Products                                    $    88,239    $   710,472
    Support and services                            847,597        864,977
                                                -----------    -----------

      TOTAL NET SALES                               935,836      1,575,449
                                                -----------    -----------

COST OF SALES
    Products                                        119,553        279,104
    Support and services                            240,190        345,653
                                                -----------    -----------

      TOTAL COST OF SALES                           359,743        624,757

      GROSS PROFIT                                  576,093        950,692
                                                -----------    -----------

OPERATING EXPENSES
    Selling expenses                                205,404        708,455
    General and administrative expenses             770,330      1,280,364
    Research and development expenses               119,243        921,537
                                                -----------    -----------

      TOTAL OPERATING EXPENSES                    1,094,977      2,910,356
                                                -----------    -----------

LOSS FROM OPERATIONS                               (518,884)    (1,959,664)

OTHER INCOME (EXPENSE)
    Gain on sale of patent                             --           80,248
    Loss on sale of fixed assets                    (55,621)          --
    Interest income                                   2,382         67,660
    Interest expense                               (125,327)       (25,739)
    Loss on PaperClip acquisition termination      (140,813)    (2,443,282)
    Miscellaneous income                               --           57,849
                                                -----------    -----------

      TOTAL OTHER INCOME (EXPENSE)                 (319,379)    (2,263,264)
                                                -----------    -----------

NET LOSS                                        $  (838,263)   $(4,222,928)
                                                ===========    ===========

LOSS PER COMMON SHARE                           $      (.21)   $     (1.07)
                                                ===========    ===========

Weighted average number of
  common shares outstanding                       3,963,940      3,963,940
                                                ===========    ===========


               See accompanying notes to the financial statements
                        and independent auditors' report

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                                 (SPLIT TABLE)

                                   Common Stock           Additional      Accumulated
                              Shares          Amount    Paid-In-Capital     Deficit
                           ------------   ------------   ------------    ------------
Balance at June 30, 1997      3,965,199   $     39,652   $ 17,637,694    $(14,616,206)
Net loss                           --             --             --        (4,222,928)
                           ------------   ------------   ------------    ------------
Balance at June 30, 1998      3,965,199   $     39,652   $ 17,637,694    $(18,839,134)
Net loss                           --             --             --          (838,263)
                           ------------   ------------   ------------    ------------
Balance at June 30, 1999      3,965,199   $     39,652   $ 17,637,694    $(19,677,397)
                           ============   ============   ============    ============



                                 Treasury Stock            Total Equity
                              Shares          Amount         (Deficit)
                           ------------    ------------    ------------
Balance at June 30, 1997          1,259    $    (18,056)   $  3,043,084
Net loss                           --              --        (4,222,928)
                           ------------    ------------    ------------
Balance at June 30, 1998          1,259    $    (18,056)   $ (1,179,844)
Net loss                           --              --          (838,263)
                           ------------    ------------    ------------
Balance at June 30, 1999          1,259    $    (18,056)   $ (2,018,107)
                           ============    ============    ============

               See accompanying notes to the financial statements
                        and independent auditors' report

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                                 YEAR ENDED JUNE 30,
                                                                1999           1998
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $  (838,263)   $(4,222,928)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
        Depreciation and amortization                           116,936        129,494
        Loss on sale of fixed assets                             55,621           --
        Provision for doubtful accounts                         (13,545)       (18,087)

        Changes in operating assets and liabilities:
          (Increase) decrease in:
             Trade accounts receivable                          213,541        (84,925)
             Inventories                                         87,855        386,901
             Prepaid expenses and other current assets           32,187         45,366
          Increase (decrease) in:
             Accounts payable                                  (290,716)       694,587
             Accrued expenses and salaries and wages            306,649        (99,077)
             Deferred revenue                                    27,889        146,312
                                                            -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES                          (301,846)    (3,022,357)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                             --          (82,425)
    Proceeds from sale of fixed assets                           14,567           --
    Loans and advances to PaperClip                            (140,813)    (1,252,689)
    Advances and notes receivable written off relating to
      PaperClip merger termination                              140,813      2,081,741
                                                            -----------    -----------

NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                                     14,567        746,627
                                                            -----------    -----------

                 STATEMENTS OF CASH FLOWS CONTINUED ON PAGE F-8

               See accompanying notes to the financial statements
                        and independent auditors' report

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                          YEAR ENDED JUNE 30,
                                                         1999           1998
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party loans                $   138,938    $   640,514
    (Repayments) of related party loans                     --         (640,514)
    Proceeds from convertible notes payable                 --          650,000
    Repayments on capital lease obligations               (6,716)       (25,257)
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                132,222        624,743
                                                     -----------    -----------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                           (155,057)    (1,650,987)

CASH AND CASH EQUIVALENTS, BEGINNING                     238,459      1,889,446
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, ENDING                    $    83,402    $   238,459
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

    Cash paid for interest                           $      --      $    12,000
                                                     ===========    ===========


               See accompanying notes to the financial statements
                        and independent auditors' report

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

     During 1996, the Company consummated an initial public offering (IPO) of 1,066,667 Units. Each Unit consisted of two shares of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at an initial exercise price of $5.00 per share, subject to adjustments, through October 15, 2001. The shares of common stock and warrants comprising the Units are separately tradable. An over-allotment option to purchase an additional 160,000 Units upon the same terms and conditions set forth above was exercised by the Company's underwriter on October 29, 1996. An aggregate of 2,453,334 shares of common stock and 1,226,667 warrants were issued by the Company, resulting in net proceeds of $7,062,507.

     ASI has suffered recurring losses from operations, has an accumulated deficit, and has incurred negative cash flows from operating activities. The Company has enhanced certain of its existing products and is working to establish additional collaborative relationships with vendors and customers which may create new opportunities. However, the recurring losses and negative cash flow from operating activities raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

     As of June 30, 1999, the Company believes that income generated from operations, will be sufficient to meet the Company's working capital requirements through September 2000. If the Company has insufficient funds from the above noted operations, further equity or debt financing will be sought. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, the Company's ability to continue as a going concern will be adversely affected.

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

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Inventories (Continued)

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

     Income Taxes

     Income taxes are accounted using an asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those differences are expected to be recovered or settled. The primary component of the Company's deferred tax asset as of June 30, 1999, which is fully reserved, is net operating loss carryforwards.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Loss Per Common Share

     In 1999 and 1998, loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations are not presented since the effect would be antidilutive.

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

3.   PAPERCLIP MERGER, MANAGEMENT AGREEMENTS AND SUBSEQUENT EVENTS

     On April 15, 1997, the Company and PaperClip entered into an agreement for the Company to acquire substantially all the assets and liabilities of PaperClip, which was later amended to change the acquisition to a merger. The Company and PaperClip also entered into a management agreement (the "Management Agreement") which allowed the Company to manage the day-to-day operations of PaperClip and to advance funds on behalf of PaperClip pursuant to an operating budget, in each case until the closing of the Merger or the termination of the Merger Agreement. On January 29, 1997, the Company provided a $300,000 bridge loan to PaperClip for use as operating capital in exchange for a 12% convertible note from PaperClip secured by substantially all the assets of PaperClip. In addition, the Company had made unsecured advances to PaperClip of $140,813, $1,252,689, and $529,052 during the years ended June 30, 1999, 1998 and 1997, respectively, for funding of working capital requirements.

     The Company and PaperClip also entered into a one-year distribution agreement effective June 1, 1997 pursuant to which the Company acted as a distributor for PaperClip's products in the United States to dealers and resellers.

     Ultimately, the merger agreement was terminated on August 24, 1998. Accordingly, the Company wrote off approximately $2,443,000 effective June 30, 1998 and approximately $141,000 effective June 30, 1999 in connection with the terminated merger.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

     In June of 2000, PaperClip Software Inc. and ASI entered into an agreement whereby the indebtedness to ASI in the amount of $300,000, plus all accrued interest through December 31, 1999 in the amount of $105,300, will be paid for by the execution and delivery of a new promissory note from PaperClip to ASI in the aggregate principal amount of $405,300. All amounts due under the New Note will be paid for over a period of three (3) years in thirty-six (36) equal installments of $11,265 beginning on January 1, 2000.

     As a result of advances issued to PaperClip from November 12, 1997 through August 24, 1998, PaperClip is indebted to ASI in the amount of $2,305,506 including interest. ASI will exchange the above indebtedness for shares of a new class of PaperClip convertible preferred stock (the "Preferred Stock"). Each share of Preferred Stock will be convertible into one share of PaperClip's common stock ("common stock") subject to anti-dilution protection in the event of a stock split, stock dividend, recapitalization or similar change to the capital structure of PaperClip. The shares are convertible at anytime at ASI's option or at PaperClip's option, provided that immediately prior to conversion, the common stock has traded for not less than 60 consecutive days at a closing price of 150% of the implied conversion price. The implied conversion price is derived by dividing the amount of the additional indebtedness by the number of shares of common stock issuable upon conversion by ASI of the preferred stock. The "Converted Shares" would equal 27.5% of the then outstanding Common Stock. The holders of the converted common stock will have piggy back registration rights on the Converted Shares underlying the Preferred Stock. Such piggy-back registration rights on the converted stock will expire with respect to the holder when such shares are eligible for sale pursuant to Rule 144(k) promulgated and the rules and regulations of the Securities Act of 1933. The preferred stock will not be entitled to dividends and will have a liquidation preference equal to $2,305,506.

4.   INVENTORIES

     Inventories at June 30, 1999 consist of the following:

         Production inventory                           $ 393,974

         Less - inventory reserves                       (368,974)
                                                        ---------


         TOTAL INVENTORY AVAILABLE FOR SALE             $  25,000
                                                        =========


5.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 1999 consists of the following:

         Computers and office equipment                 $ 287,850
         Furniture and fixtures                             9,177
                                                        ---------
         TOTAL                                            297,027
         Accumulated depreciation and amortization       (182,426)
                                                        ---------

         NET PROPERTY AND EQUIPMENT                     $ 114,601
                                                        =========

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

6.   CONVERTIBLE NOTES PAYABLE

     On May 27, 1998, the Company completed a financing agreement for the sale of a 30% interest in several of the Company's patents to a stockholder who was also a former director, for $100,000. Subsequent to June 30, 1999, this stockholder sold all of his common stock in the Company. These patents are the subject of a lawsuit pending in the United States District Court for the District of Rhode Island. In addition, the same stockholder also loaned the Company $650,000 reflected as convertible notes payable in these financial statements, and has agreed to make additional advances for outstanding and future legal fees and costs incurred in connection with the lawsuit. At June 30, 1999 the aggregate value of the outstanding loans including interest is $788,938.

     The loan is secured by a first priority interest in these patents and bears interest at the rate of 19% on the outstanding balance. Interest expense on the loan was approximately $125,000 for fiscal year 1999. The loan has a term of the lesser of three years or completion of the Company's patent litigation and converts to a demand note at the end of its term.

     The loan is also convertible, at the option of the lender, after August 24, 1998 (provided that and as long as the Company is not then a party to a binding equity infusion as defined in the agreement) into the Company's common stock. The number of shares to be converted is derived by dividing the outstanding principal and interest balance of the note as of the date of conversion by the hereinafter defined market price. The market price formula is obtained by taking the average market price of the daily market prices of the shares of the Company's common stock over a period of 20 consecutive business days prior to the day as of which "market price" is being determined.

7.   COMMITMENTS

     Operating Lease

     The Company leases building space for office and plant facilities under a cancelable operating lease expiring September 30, 2001. The lease requires monthly payments of $3,805 and can be canceled at any time. Total rent expense for the years ended June 30, 1999 and 1998 amounted to approximately $43,000 and $67,000, respectively.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

8.   INCOME TAXES

     The tax effects of net operating loss ("NOL") carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 1999 are as follows:

                                                                  JUNE 30,
                                                                      1999
         Deferred tax assets:
             Net operating loss carryforwards                  $ 5,394,000
             Research and development costs capitalized
               for tax purposes                                    872,000
             Accrued vacation                                       14,000
             Provision for doubtful accounts                         9,000
             Inventory reserves/263(A)                             162,000
             Property and equipment depreciation differences         6,000
                                                               -----------
                                                                 6,457,000

         Deferred tax liabilities:
             Valuation allowance                                (6,457,000)
                                                               -----------

         Net Deferred Tax Asset                                $      --
                                                               ===========


     The Company records a valuation allowance for deferred tax assets, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has determined that a full valuation allowance is required given its history of operating losses since its inception.

     At June 30, 1999, the Company has total federal and state NOL carryforwards, prior to any limitations, available to reduce future taxable income of approximately $13,485,000, which expire in various amounts between the fiscal years 2003 and 2019, if not previously utilized. In the event of an ownership change, as defined under Section 382 of the Internal Revenue Code, utilization of NOL carryforwards in the period following the ownership change can be significantly limited. The Company has incurred several changes of ownership under these rules. As a result, utilization of the NOLs is subject to various limitations, depending upon the year in which the NOL originated. As of June 30, 1999 management estimates that approximately $10,821,000 of the Company's federal NOL carryforwards will be available to offset taxable income that may be generated within the carryforward period. Of this amount, approximately $5,821,000 is available for future utilization without limitation. The other $5,000,000 is subject to a limitation of approximately $330,000 of utilization per year. However, because the limitation calculations are complex and subject to review by the Internal Revenue Service, these limitations could be adjusted.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

9.   STOCK OPTIONS

     In August 1996, the Company adopted the 1996 Stock Option Plan pursuant to which key employees of the Company, including directors who are employees, are eligible to receive options to purchase common stock, at the discretion of the Compensation Committee.

     The Company has reserved 500,000 shares of common stock for issuance under the 1996 Plan. Options granted under the 1996 Plan can be either incentive stock options or non-qualified options, at the discretion of the Compensation Committee.

     On August 1, 1996 the Company granted options to purchase 263,351 shares of Common Stock at an exercise price equal to $3.75 per share. The options must be exercised within five years of the date of grant.

     On June 15, 1999 the Company granted to employees non-qualified options under the 1996 Plan to purchase 375,000 shares of Common Stock at an exercise price equal to $.08 per share. The options vest immediately and must be exercised July 31, 2006.

     The Company has also granted options from time to time to consultants and in connection with equity and debt offerings at exercise prices which were not less than the fair market value of the common stock on the date the option was granted.

     As of June 30, 1999 and 1998, the following stock options were outstanding:

                        Exercise                   Number Outstanding
                         Price               June 30,               June 30,
                       Per Share              1999                    1998
                       ---------              ----                    ----
                       $     .08             375,000                       -
                            3.75              45,393                 132,208
                           74.00                  44                      44
                          222.00               1,014                   1,352
                          351.50                  14                   1,036
                          399.60                   9                       9
                                           ---------               ---------

                                             421,474                 134,649
                                           =========               =========

     The following is a summary of stock option activity for the years ended June 30, 1999 and 1998:

                                                           Exercise                      Weighted Average
                                           Number of         Price            Exercise       Fair Value   Remaining
                                            Options        Per Share            Price        At Grant       Life
                                            -------       -----------       -------------   -----------   ---------
     Outstanding July 1, 1996                10,256     $  74-$399.60        $ 212.53
     Granted to employees                   263,351     $   3.75             $   3.75        $ 1.05       5 years
     Cancelled                              (62,873)    $  74-$399.60
                                            -------       -----------       -------------   -----------   ---------

     Outstanding June 30, 1997              210,734     $3.75-$399.60            5.91

     Granted to former employees             45,393     $   3.75                 3.75          3.75       5 years
     Cancelled                             (121,478)     3.75-$399.60
                                            -------       -----------       -------------   -----------   ---------

     Outstanding June 30, 1998              134,649     $ 3.75-399.60        $   8.67                     5 years
                                            -------       -----------       -------------   -----------   ---------

     Granted to employees                   375,000     $  .08                    .08           .08       5 years
     Cancelled                              (88,175)     3.75-$399.60
                                            -------       -----------       -------------   -----------   ---------

     Outstanding June 30, 1999              421,474     $  .08-399.60        $   1.04                     5 years
                                            =======       ===========       =============   ===========   =========

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

9.   STOCK OPTIONS (CONTINUED)

     Stock-based compensation expense under the fair value-based method of accounting would have resulted in pro forma net loss and loss per common share approximating the following amounts:

                                           1999                         1998
                               As Reported     Pro Forma     As Reported     Pro Forma
                                ==========    ==========    ============    =============
        Net loss                $ (838,263)   $ (867,766)   $ (4,222,928)   $  (4,228,281)
                                ==========    ==========    ============    =============

        Loss per common share   $     (.21)   $     (.21)   $      (1.07)   $       (1.07)
                                ==========    ==========    ============    =============

     The fair value for each option granted reflecting the basis for the above from forma disclosures was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                              1999                1998
                                              ----                ----
         Expected life                      5 years              5 years
         Risk-free yields                   6.90%                6.90%
         Expected volatility                11%                  71%*

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

10.  INTERNATIONAL SALES, MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company sells optical archiving systems and related licenses for software products to customers domestically and internationally. International sales have all been denominated in U.S. dollars and were approximately $79,000 and $248,500 in the years ended June 30, 1999 and 1998, respectively. The Company's foreign sales represented approximately 8% and 16% of total revenues for the year ended June 30, 1999 and 1998, respectively.

     Amounts due from two customers represented approximately 83% of total accounts receivable outstanding at June 30, 1999.

     Also, sales to four customers accounted for 73%, respectively, of revenues for the year ended June 30, 1999.

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

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

Item 8.  Disagreements with Accountants on Accounting and Financial Disclosure

(a) (i) Carlin, Charron, & Rosen LLP's annual reports for the last two years did not contain any adverse opinions, disclaimers of opinion, modifications or qualifications as to uncertainty, audit scope or accounting principals, except to include a modification with respect to the Registrant's ability to continue as a going concern for the years ended June 30, 1999 and 1998.

(ii) In connection with the audit for the 1999 fiscal year, there were no disagreements of the type described in Item 304 (a) (1) (iv) of Regulation S-K with the Company's auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    Part III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(A) of the Exchange Act

         Director  and  Executive  Officers.   The  current  ASI  directors  and
         executive officers are as follows:

Name and Age                        Position
------------                        --------
Robert H. Stone, 48(1)              President, Chief Executive Officer, Director
Thomas E. Gardner, 60 (1)(2)        Chief Financial Officer, Treasurer, Director
Adrian Hancock, 51                  Director
Denis L. Marchand, 45               Vice President - Finance & Administration
----------------

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

         Mr. Hancock has been a Director of ASI since May 1997. Currently Mr. Hancock is Vice President, Marketing, of PictureTel Corporation's Enterprise Services Division which he joined in 1998 from a previous position with The
Planning Technologies Group. Prior to that Mr. Hancock held a variety of marketing, distribution and international roles at The Timberland Company, Riso Inc. and Prime Computer as well as consulting positions with McKinsey and Company.

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

         Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires ASI's officers and directors, and persons who own more than 10% of a registered class of ASI's equity securities ("insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Insiders are required by SEC regulation to furnish ASI with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to ASI, ASI believes that during its fiscal year ended June 30, 1999 all Section 16(a) filing requirements applicable to its insiders were complied with.

Item 10. Executive Compensation

         Director Compensation. ASI's directors do not receive cash compensation for service on the Board of Directors, although they are reimbursed for certain out-of-pocket expenses in connection with attendance at Board and committee meetings.

         Executive Compensation. Summary Compensation Table. The following table sets forth certain information with respect to the compensation paid by ASI for services rendered during the fiscal year ended June 30, 1999 to the chief executive officer and the other executive officers of ASI whose compensation exceeded $100,000 (the "Named Executive Officers").

                                                                    Annual                    Long-Term Compensation
                                                                 Compensation                         Awards
                                                                 ------------                         ------
                                                                                           Securities
Name and                                    Fiscal                          Paid           Underlying        All Other
Principal Position                          Year              Salary        Bonus          Options           Compensation
------------------                          ----              ------        -----          -------           ------------
Robert  H.  Stone,   President  and
Chief Executive Officer                     1999              120,995       --             --                --
                                                              -------
                                                                            --             --                --
                                            1998              150,000
                                                              -------


         Option Grants in Last Fiscal Year. The following table sets forth certain information with respect to option grants during the fiscal year ended June 30, 1999 to the Named Executive Officers.

                                                Number            Percent of
                                                Securities        Total Options    Exercise
                                                Underlying        Granted to       or Base
                                                Options           Employees        Price
Name                                            Granted           in Fiscal Year   ($/sh)         Expiration Date
----                                            -------           --------------   ------         ---------------
Robert   H.   Stone,   President   and          100,000           27%              .08            07/31/06
Chief Executive Officer

         Year-end Option Table. During the fiscal period ended June 30, 1998, none of the Named Executive Officers exercised any options issued by ASI. The following table sets forth information regarding the stock options held as of July 1, 1999 by the Named Executive Officers.

                                                  Number of Securities                Value of Unexercised In-the-
                                                 Underlying Unexercised                 Money-Options at Fiscal
                                               Options at Fiscal Year-End                       Year End
                 Name                       Exercisable        Unexercisable     Exercisable           Unexercisable
                 ----                       -----------        -------------     -----------           -------------
Robert H. Stone.....................          100,000                0                  $0                  $0

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

         In August 1996, ASI terminated its Previous Stock Option and Purchase Plans (the "Terminated Plans") and adopted the 1996 Plan pursuant to which key employees of ASI, including directors who are employees, are eligible to receive grants of options to purchase ASI Common Stock for issuance under the 1996 Plan. Options granted under the 1996 Plan can be either incentive stock options or non-qualified options, at the discretion of the Compensation Committee. On August 1, 1996, ASI cancelled the 8,351 employee options outstanding under the Terminated Plans (having exercise prices ranging from $74 to $240.50 per share) and granted options to purchase 263,351 (of which 8,351 are immediately exercisable) shares of ASI Common Stock at an exercise price equal to $3.75 per share.

         In July and September of 1997, ASI cancelled the employee stock option plans of Messrs. Matthias Lukens for 24,311 shares and George Steele for 21,082 shares and granted them non-qualified options for the same amounts of shares at the same exercise price of $3.75. Mr. Luken's options expire on July 14, 2007 and Mr. Steele's options expire on July 31, 2006.

         Non-Plan Options. From time to time, ASI has issued options to purchase shares of ASI Common Stock to certain consultants and in connection with certain equity and debt financing arrangements provided to ASI. As of June 15, 2000 ASI had non-plan options to purchase 46,474 shares of ASI Common Stock outstanding; of such amount, options to purchase 21,082 and 24,311 shares were held by Mr. Steele and Mr. Matthius Lukens, respectively, former officers of ASI. Additionally, 338 shares each were held by former directors of ASI, Mr.
Christopher Ingraham and Mr. Marvyn Carton. Also, the Chairman of Mossburg Industries, Mr. Malcolm G. Chace III, held 338 shares. The non-plan options are all 100% vested and the exercise price of the options range from $3.75 to $399.60 per share. Mr. Ingraham received his options as compensation for services rendered to ASI as a consultant, each of Messrs. Chace and Lukens received his options as compensation for serving as a director, and Mossberg received its options in connection with certain debt financing it provided to ASI.

         On June 15, 1999 the Company granted non-qualified options to purchase 375,000 shares of Common Stock at an exercise price equal to $.08 per share. The options vest immediately and must be exercised by July 31, 2006.

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

                  Name and Address of              Shares of Common Stock    Percentage of
                    Beneficial Owner                Beneficially Owned       Common Stock
                    ----------------                ------------------       ------------
Malcolm G. Chace III (1)                                  338                    *
c/o Point Gammon Corporation
731 Hospital Trust Building
Providence, RI   02903

Robert H. Stone (2)                                       100,000                2.52
c/o Access Solutions International, Inc.
650 Ten Rod Road
North Kingstown, RI   02852

Thomas E. Gardner c/o Point Gammon Corporation  (3)       13,891                 *
731 Hospital Trust Building
Providence, RI   02903

Adrian Hancock                                            ---                    ---
c/o The Planning Technologies Group
92 Hayden Avenue
Lexington, MA   02173

Directors and Executive Officers as a Group               188,891                4.77
(5 persons) (4)

----------------------------------------
(1) Includes 338 shares of ASI Common Stock issuable upon exercise of currently exercisable stock options. Excludes 338 shares of ASI Common Stock issuable upon exercise of currently exercisable stock options owned by Mossberg, of which Mr. Chace is the Chairman of the Board of Directors. Mr. Chace disclaims beneficial ownership of these shares of ASI Common Stock owned of record by Mossberg. Mr. Chace resigned his position as director on April 15, 1998.

         On August 20, 1998, Mr. Chace sold 757,212 shares of ASI Common Stock to J. Michael Costello.

(2) Consists of 100,000 shares of ASI Common Stock issuable upon exercise of stock options.

(3)      Includes  67 shares of ASI Common  Stock  jointly  held with  Leslie A.
         Gardner.

(4) Includes 75,000 shares of ASI Common Stock issuable upon exercise of stock options.

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

Item 13. Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         (b)      Reports on Forms 8-K

         (i) Report on Form 8-K dated December 4, 1997, on changes relating to the ASI/PaperClip Merger Agreement dated November 12, 1997, by and among Access Solutions International, Inc., PaperClip Software, Inc. and PaperClip Acquisition Corp. (incorporated by reference to Exhibit 2.1 Registration Statement on Form
                  S-4, File No. 333-40181). Also containing Access Solution's press release dated September 15, 1997, with respect to such changes (incorporated by reference to Exhibit 99).

         (ii) Report on Form 8-K dated June 9, 1998, relating to (a) the Change in Registrant's Certifying Accountant (incorporated by reference to Exhibit 16.1, letter from Price Waterhouse, LLP),
                  (b) Financing Agreement dated May 27, 1998 describing terms and conditions of such financing agreement, (c) Extension of the Merger Agreement between ASI and PaperClip dated May 27, 1998. Also containing press release relating to (b) and (c) (incorporated by reference to Exhibit 99, 10.1 through 10.7).

         (iii) Report on Form 8-K dated August 28, 1998, relating to (a) the Termination of the ASI/PaperClip Merger Agreement and (b) the voluntary delisting of ASI's common stock from the NASDAQ Small Cap Market. Also containing press release dated August 25, 1998 relating to both items (incorporated by reference to Exhibit 99).

         (iv) Report on Form 8-K dated August 2, 1999, relating to the Change in Registrant's Certifying Accountant, addressed to shareholders dated July 6, 1999.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACCESS SOLUTIONS INTERNATIONAL, INC.


Dated: March 27, 2001                   By: /s/ Robert H. Stone
---------------------                   -----------------------
                                                 Robert H. Stone
                                                 President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 2001.

Signature                    Title

/s/ Robert H. Stone          President, Chief Executive Officer and Director
-------------------
Robert H. Stone

/s/ Denis L. Marchand        Chief Accounting Officer
---------------------
Denis L. Marchand

/s/ Thomas E. Gardner        Chief Financial Officer and Director
---------------------
Thomas E. Gardner

/s/ Adrian Hancock           Director
------------------
Adrian Hancock