Form 10QSB
period 2000-09-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2001-05-01
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                  -----------



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the Quarterly Period ended September 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from to

Commission file number 0-28920



                      Access Solutions International, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Delaware                                       05-0426298
-------------------------------                    --------------------
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
 Yes  X                              No
     ---                                ---
The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of December 31, 2000 was 3,963,940.


                      Access Solutions International, Inc.

                                      INDEX
                                      -----

PART I.                FINANCIAL INFORMATION                                                           PAGE
                                                                                                       ----
Item 1.                Financial Statements

                       Condensed   balance sheets--September 30, 2000 (unaudited)
                       and June 30, 2000                                                                 3

                       Condensed  (unaudited) statements of operations --Three
                       months ended  September 30, 2000 and 1999                                         5

                       Condensed  (unaudited)  statements of cash flows -- Three
                       months ended September 30, 2000 and 1999                                          6

                       Notes to unaudited condensed   financial
                       statements                                                                        7

Item 2.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                               9

Part II.               OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K                                                 12

Signatures                                                                                              13

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                      Access Solutions International, Inc.
                            Condensed Balance Sheets



                                                   September 30,        June 30,
                                                       2000               2000
                                                   (Unaudited)
                                                      --------          --------

Assets
Current assets:
    Cash and cash equivalents                         $259,142          $ 58,042
    Trade accounts receivable,
         net of allowance for
         doubtful accounts of $0 and $13,167             9,097           259,308
    Inventories                                         25,272            25,407
    Prepaid expenses and other current assets           53,202            39,129
                                                      --------          --------
       Total current assets                            346,713           381,886

Fixed assets, net                                       53,605            62,626

Other assets:
       Deposits and other assets                          --               5,121
                                                      --------          --------

Total assets                                          $400,318          $449,633
                                                      ========          ========


             See notes to unaudited condensed financial statements.


                      Access Solutions International, Inc.
                            Condensed Balance Sheets

                                                                  September 30,             June 30,
                                                                     2000                     2000
                                                                  (Unaudited)
                                                                 ------------            ------------

Liabilities and stockholders' deficit Current liabilities:
    Accounts payable                                             $    628,540            $    611,789
    Accrued salaries and wages                                        100,353                  84,891
    Accrued expenses                                                   84,947                  88,516
    Deferred revenue-prepaid service contracts                        397,811                 485,661
                                                                 ------------            ------------
         Total current liabilities                                  1,211,651               1,270,857

Notes payable                                                       1,364,772               1,287,549

         Total liabilities                                          2,576,423               2,558,406
                                                                 ------------            ------------

Stockholders' equity:
    Common Stock, $.01 par value, 13,000,000
      shares authorized, 3,965,199 shares issued                       39,652                  39,652
Additional paid-in capital                                         17,637,694              17,637,694
    Accumulated deficit                                           (19,835,395)            (19,768,063)
                                                                 ------------            ------------

                                                                   (2,158,049)             (2,090,717)

    Treasury stock, at cost (1,259 shares)                            (18,056)                (18,056)
                                                                 ------------            ------------
         Total stockholders' equity                                (2,176,105)             (2,108,773)
                                                                                         ------------
         Total liabilities and stockholders' equity              $    400,318            $    449,633
                                                                 ============            ============


Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)

                                                          Three months ending
                                                             September 30,
                                                       2000             1999
                                                   -----------      -----------
Net sales:
    Products                                       $     7,367      $    22,040
    Services                                           209,261          203,921
                                                   -----------      -----------
           Total net sales                             216,628          225,961
                                                   -----------      -----------

Cost of sales:
    Products                                               245            5,733
    Services                                            53,457           57,428
                                                   -----------      -----------
           Total cost of sales                          53,702           63,161
                                                   -----------      -----------

Gross profit                                           162,926          162,800
                                                   -----------      -----------

Operating expenses:
    General and administrative expense                 148,039           88,208
    Research and development expense                    18,205           21,339
    Selling expense                                     32,533           38,317
                                                   -----------      -----------
           Total operating expenses                    198,777          147,864
                                                   -----------      -----------

           Profit/(Loss) from operations               (35,851)          14,936
                                                   -----------      -----------

Other revenue and expenses:
    Interest income                                        (80)             (44)
    Interest expense                                    31,561           31,561
Other expense                                             --               --
                                                   -----------      -----------
Total other expenses                                    31,481           31,517
                                                   -----------      -----------
Net loss                                           $   (67,332)     $   (16,581)
                                                   ===========      ===========

Primary net loss per common share                  $      (.02)     $      (.00)
                                                   ===========      ===========

Weighted average number of
common shares                                        3,963,940        3,963,940


             See notes to unaudited condensed financial statements.


                      Access Solutions International, Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                                 For the Three Months Ended
                                                                        September 30,
                                                                    2000             1999
                                                                 ---------         ---------
Cash flows from operating activities
    Net loss                                                     $ (67,332)        $  (16,581)
                                                                 ---------         ---------
    Adjustments to reconcile net loss to net cash used by
      operating activities:
        Depreciation and amortization                               14,143            19,315
Provision for doubtful accounts                                    (13,167)            4,200
        Changes in operating assets and liabilities:
        (Increase) decrease in:
         Trade accounts receivable                                 263,378            25,304
         Inventories                                                   136            (2,440)
         Prepaid expenses and other current assets                 (14,073)           11,154
         Deposits and other assets                                    --                --
        Increase (decrease) in:
         Accounts payable                                           16,751           (31,284)
         Accrued expenses                                           11,891          (362,183)
         Deferred revenue - prepaid service contracts              (87,850)         (124,545)
                                                                 ---------         ---------

Net Cash PROVIDED BY (used FOR) operating activities               123,877          (414,492)
                                                                 ---------         ---------

Cash flows from investing activities
    Sale of property and equipment                                    --                --
    Additions to other assets                                         --                (435)
    Loans and advances written off related to PaperClip               --                --
                                                                 ---------         ---------

Net cash (used FOR) provided by investing activities                  --                (435)
                                                                 ---------         ---------

Cash flows from financing activities
    Reallocation of patent litigation fees                            --             352,359
    Deferred financing costs                                        77,223              --
                                                                 ---------         ---------

Net Cash  Provided by financing activities                          77,223           352,359
                                                                 ---------         ---------

Net INCREASE (decrease) in cash and cash equivalents               201,100           (62,568)

Cash and cash equivalents,  BEGINNING                               58,042            83,402
                                                                 ---------         ---------

Cash and cash equivalents, ending                                $ 259,142         $  20,834
                                                                 =========         =========

             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. ("ASI") annual report on Form 10-KSB for the year ended June 30, 2000.

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

3.       PaperClip Merger,  Management Agreements and Subsequent Events

ASI is currently in negotiations with PaperClip Software, Inc. concerning payment of advances ASI made to PaperClip in the amount of $2,220,722, which ASI wrote off in June, 1998. PaperClip is considering executing a $405,300 note payable in 36 equal installments to ASI over a three year period, with the balance to be conveyed to ASI in the form of shares of a new class of PaperClip convertible preferred stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------
Overview

ASI's sales consist of sales of products and services. Products sold by ASI consist of COLD systems, software and hardware including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by ASI include post-installation maintenance and support. ASI recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. ASI sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received annually in advance of the commencement of the contract. ASI recognizes revenue from service contracts on a straight-line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of September 30, 2000, ASI had deferred revenue in the amount of $397,811.

ASI's operating results have in the past and may in the future fluctuate significantly depending upon a variety of factors which vary substantially over time, including industry conditions; the timing of orders from customers; the timing of new product introductions by ASI and competitors; customer acceleration, cancellation or delay of shipments; the length of sales cycles; the level and timing of selling, general and administrative and research and development expenses; specific feature needs of customers; and production delays. A substantial portion of ASI's quarterly revenues is derived from the sale of a relatively small number of COLD systems, which range in price from approximately $150,000 to $500,000. As a result, the timing of recognition of revenue from a single product order has in the past and may in the future have a significant impact on ASI's net sales and operating results for particular financial periods. This volatility is counter balanced by the increase in sales of annual service contracts, which generally accompanies an increase in systems sales.

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

ASI's total expenditures for research and development for Fiscal 2000 and Fiscal 1999 were $90,343 and $119,243, respectively. Fiscal 2000 research and development expenses were substantially reduced from prior levels due to reductions in depreciation expense. Several assets became fully depreciated during FY 2000, significantly reducing net depreciation expense.

ASI has historically incurred net losses and anticipates that further net losses will be incurred prior to the time, if ever, that ASI achieves profitability. However, ASI has recently taken certain steps intended to limit the occurrence of future net losses. Such steps include: (i) searching for joint development and marketing agreements or a synergistic acquisition candidate which would be expected to increase sources of revenues at minimum cost. (ii) Critical reviews of all procedures and costs to ensure maximum efficiency and effectiveness are achieved in ASI's operations. While no assurance can be given that such steps will be sufficient to limit losses, which may be incurred in the future, ASI believes that such steps, when fully implemented, may enable ASI to realize improved operating results. ASI does not believe that these steps have to date or will in the future materially adversely impact ASI's revenues and earnings.

Results of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net Sales


Net sales for the three months ended September 30, 2000 was $216,628 compared with $225,961 for the three months ended September 30, 1999, a decrease of $9,333 or 4%. Product sales were $7,367 for the first quarter of Fiscal 2000 compared with $22,040 for the first quarter of Fiscal 1999, a decrease of $14,674 or 67%. Service revenues were $209,261 for the first quarter of Fiscal 2000 compared with $203,921 for the first quarter of Fiscal 1999, an increase of $5,340 or 3%.


Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate decreased 15% to $53,702 for the three months ended September 30, 2000 from $63,161 for the three months ended September 30, 1999.

The cost of product sales decreased 96% to $245 for the three months ended September 30, 2000 from $5,733 for the three months ended September 30, 1999. The decrease in product related cost of sales was a result of lower sales and a greater mix of higher margin peripherals than media. The cost of services decreased by 7% to $53,457 for the three months ended September 30, 2000 from $57,428 for the three months ended September 30, 1999, primarily due to renegotiated third-party contracts.

 General and Administrative Expenses

General and administrative expenses consist of administrative expenses and technical support. General and administrative expenses increased 68% or $59,831 to $148,039 for the three months ended September 30, 2000 from $88,208 for the three months ended September 30, 1999. This increase was primarily due to higher personnel costs and increased legal fees. In FY 2000, it was recognized that legal expenses previously incurred relative to the DataWare patent infringement lawsuit should be shared by the co-owner of the suit. Consequently, one third of legal costs were rebilled to Malcolm Chace, III, resulting in a significant reduction of legal costs in Fiscal 2000. No rebilling for previous periods was reported for Fiscal 2001.

ASI's Director's and Officers insurance decreased significantly as a result of the Company's renegotiations with a different carrier, resulting in decreased rates of up to 28%.

Research and Development Expenses

Research and development expenses decreased by 15% or $3,134 to $18,205 for the three months ended September 30, 2000 from $21,339 for the three months ended September 30, 1999. The decrease in research and development was primarily due to reduced depreciation for ASI as a result of the company's downsizing in Fiscal 1999.

Selling Expenses

Selling expenses decreased by $5,784 or 15% to $32,533 for the three months ended September 30, 2000 from $38,317 for the three months ended September 30, 1999. The decrease was primarily the result of further reduced personnel costs due to more efficient utilization of labor and reduced depreciation for ASI as a result of the company's downsizing in Fiscal 1999.

Other Income and Expenses

Other income and expenses consisted of interest expense and interest income, both of which had no significant change.

Net Loss

As a result of the foregoing, ASI's net loss increased to $67,332 ($.02 per share on 3,963,940 weighted average shares outstanding) for the three months ended September 30, 2000 from a net loss of $16,581 ($.005 per share on 3,963,940 weighted average shares outstanding) during the three months ended September 30, 1999.


Liquidity and Capital Resources

ASI had a working capital deficit of $864,938 as of September 30, 2000 compared to a working capital deficit of $1,018,487 at September 30, 1999.

Total cash provided by operating activities during the three-month period ended September 30, 2000 was $123,877, compared to the three-month period ended September 30, 1999 in which operating activities used a total of $414,492. ASI's net losses were $67,332 for the three-month period ended September 30, 2000 and $16,581 the three-month period ended September 30, 1999. Capital provided by operating activities during the three-month period ended September 30, 2000 was primarily the result of improved collection of trade receivables.

No cash was used for and provided by investing activities for the three-month period ended September 30, 2000, compared to 1999 when investing activities used $435.

Cash provided by and used for financing activities was $77,223 for the three-month period ended September 30, 2000 and $352,359 for the three-month period ended September 30, 1999. Cash provided by investing activities derived from an increase in long term notes payable. The advances, along with the principal, which accrue interest at an annual rate of 19%, convert to a demand note at the lesser of three years or the completion of the company's patent litigation.

ASI has suffered recurring losses from operations and has negative cash flows from operating activities. The recurring losses and negative cash flows from operating activities raise substantial doubt about ASI's ability to continue as a going concern. As a result, ASI's independent accountants in their report dated December 12, 2000 on the audited financial statements for the year ended June 30, 2000 included an explanatory paragraph that described factors raising substantial doubt about ASI's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of asset and classifications of liabilities or any other adjustments that might be necessary should ASI be unable to continue as a going concern.


As of September 30, 2000, ASI had long term debt totaling $1,364,772 with accrued interest of $296,057. This amount included gross proceeds in the amount of $650,000 from a loan to ASI in conjunction with the sale of a 30% interest in the Company's patents for $100,000 and advances of $418,715. The loan principal bears interest at a rate of 19% and converts to a demand note at the lesser of three years or the completion of the company's patent litigation. ASI believes that funds generated from operations will be sufficient to meet ASI's working capital requirements through December, 2000. If ASI has insufficient funds from the above noted operations, further equity or debt financing will be sought. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, ASI's business will be materially adversely affected. If ASI has insufficient funds from the above noted operations, further equity or debt financing will be sought. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, ASI's business will be materially adversely affected.

ASI believes that its current corporate infrastructure can support significant increases in sales without proportionate increases in costs. However, there can be no assurances that sales will increase or that any cost advantage will result.

Seasonality and Inflation

To date, seasonality and inflation have not had a material effect on ASI's operations.

Forward Looking Statements

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. ASI cautions that a number of important factors could cause actual results for Fiscal 2001 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of ASI. Such statements contain a number of risks and uncertainties, including, but not limited to, future capital needs, variable operating results, uncertainty of additional funding requirements, lengthy sales cycles, dependence on ASI's COLD system product, rapid technological change and product development, reliance on single or limited sources of supply, intense competition, recent turnover in management, ASI's ability to manage growth, dependence on significant customers, dependence on key personnel, and ASI's ability to protect its intellectual property. ASI cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of ASI's securities.

                           PART II - OTHER INFORMATION




  Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits
    --------

(b) Reports on Form 8-K
    -------------------
         None

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Access Solutions International, Inc.


Date: April 30, 2001          /s/ Robert  H. Stone
                              -----------------------
                                  Robert  H. Stone
                                  President and CEO





Date: April 30, 2001          /s/ Denis L. Marchand
                              ----------------------
                                  Denis L. Marchand
                                  Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)