Form 10KSB
period 2000-06-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2001-05-03
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended June 30, 2000
                                       or
[ ] Transition Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission file number 0-28920

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $918,572

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $.12 per share, the closing price of the Common Stock on November 15, 2000: $475,672.

The number of shares of the issuer's Common Stock, $.01 par value, outstanding as November 15, 2000 was 3,963,940.

Documents Incorporated by Reference:
         None

                                     Part I

Item 1.  Description of Business

Statements

         Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes"", "will", "should" "anticipates", "expects" and similar expressions are intended to identify forward looking statements. ASI cautions that a number of important factors could cause actual results for Fiscal 2001 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of ASI. Such statements contain a number of risks and uncertainties, including, but not limited to the availability of necessary financing after September 2000, future capital needs, uncertainty of additional funding, variable operating results, lengthy sales cycles, dependence on ASI's COLD system product, rapid technological change and new product development, reliance on single or limited sources of supply, intense competition, turnover in management, ASI's ability to manage growth, dependence on significant customers, dependence on key personnel, and ASI's ability to protect its intellectual property. ASI cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of ASI's securities.

Recent Developments

         In November of 2000, PaperClip Software, Inc. and ASI entered into an agreement whereby the indebtedness to ASI in the amount of $300,000, plus all accrued interest through December 31, 1999 in the amount of $105,300, will be paid for by the execution and delivery of a new promissory note from PaperClip to ASI in the aggregate principal amount of $405,300. All amounts due under the new Note will be paid for over a period of three (3) years in thirty-six (36) equal installments of $11,265 beginning on January 1, 2000.

         As a result of advances issued to PaperClip from November 12, 1997 through August 24, 1998, PaperClip is indebted to ASI in the amount of $2,305,506 including interest. ASI will exchange the above indebtedness for shares of a new class of PaperClip convertible preferred stock (the "Preferred Stock"). Each share of Preferred Stock will be convertible into one share of PaperClip's common stock ("common stock") subject to anti-dilution protection in the event of a stock split, stock dividend, recapitalization or similar change to the capital structure of PaperClip. The shares are convertible at anytime at ASI's option or at PaperClip's option, provided that immediately prior to conversion, the common stock has traded for not less than 60 consecutive days at a closing price of 150% of the implied conversion price. The implied conversion price is derived by dividing the amount of the additional indebtedness by the number of shares of common stock issuable upon conversion by ASI of the preferred stock. The "Converted Shares" would equal 27.5% of the then outstanding Common Stock. The holders of the converted common stock will have piggy back registration rights on the Converted Shares underlying the Preferred Stock. Such piggy back registration rights on the converted stock will expire with respect to the holder when such shares are eligible for sale pursuant to Rule 144(k) promulgated and the rules and regulations of the Securities Act of 1933. The preferred stock will not be entitled to dividends and will have a liquidation preference equal to $2,305,506.

Financing

         On May 27, 1998, ASI completed a financing agreement that called for the purchase of a 30% interest in several of the Company's patents by a stockholder and former director, for $100,000. These patents are the subject of a lawsuit pending in the United States District Court for the District of Rhode Island. See item 3. In addition, this same stockholder also loaned the Company $650,000, and has agreed to make additional advances up to $1,000,000 for outstanding and future legal fees and costs incurred in connection with the lawsuit.

         The loan is secured by a first priority interest in these patents and bears interest at the rate of 19% and is convertible into common stock under certain circumstances. See Item 7 - financial statements, convertible notes payable footnote. The loan has a term of the lesser of three years or completion of the Company's patent litigation and converts to a demand note at the end of its term.

         On May 27, 2000, ASI obtained an amendment to the loan agreement extending the due date to three years from May 27, 2000 and increasing the amount that can be borrowed under the loan to $1,500,000. At June 30, 2000, the aggregate value of the outstanding loans, including interest, is $1,287,549.

Business

         ASI, a Delaware corporation formed in 1986, designs, develops, assembles and markets mainframe information storage and retrieval systems, including both software and hardware, for large companies. ASI believes that its proprietary computer output to laser disk (COLD) and data storage systems provide a faster, more reliable and more economical method of storing vast quantities of computer-generated data than is generally available from other COLD systems or from traditional data storage methods. ASI's COLD and optical disk storage systems, which are marketed under the brand names OAS and GIGAPAGE, and GIGAPAGE DASDI are presently sold principally to large organizations that have the need to store and retrieve large quantities of computer-generated data.

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

         In the years ended June 30, 2000 and 1999, service revenue generated from the post-sale maintenance of COLD systems accounted for approximately 85% and 91%, respectively, of ASI's total revenues. Substantially all of ASI's customers have elected to extend their service contracts with ASI beyond the one-year period that is customarily afforded to customers at the time of installation of new products.

         As of November 15, 2000, the customer service and support group consisted of three employees, one of whom is in-house and the other two are in the field. These personnel provide support for the engineers maintaining customer equipment in the field and provide ASI with an opportunity to recommend future system sales to such customers.

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

         ASI advertises and markets its products and Support and services through direct mailings, participation and exhibition of products at industry trade shows, personal solicitations at businesses which have been identified as likely resellers of ASI's products and industry referrals.

         Customers. One customer accounted for 32% and three customers accounted for 19%, 12% and 11% of ASI's total net sales in the year ended June 30, 2000. One customer accounted for 24%, and four customers accounted for 49% of ASI's total net sales in Fiscal 1999.

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

         Assembly. Assembly of ASI's OAS is done at ASI's facility in North Kingstown, Rhode Island. ASI designs and assembles portions of its COLD systems, which are then integrated at ASI's plant with optical disk autochanger systems manufactured by a variety of third parties. Production of the OAS entails testing, assembling and integrating standard and ASI-designed components and subassemblies built by and purchased from independent suppliers. As of November 15, 2000, ASI had one full-time manufacturing person. ASI configures and tests ASI-built and third-party-supplied hardware and software in combinations to meet a wide variety of customer requirements.

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

         Employees.  As of November 15, 2000, ASI had 7 employees.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         ASI's initial public offering ("IPO") was completed on October 16, 1996. Prior to that date there was no market for the ASI Common Stock, Redeemable Warrants or Units. The ASI Common Stock, Redeemable Warrants and Units consisting of two shares of Common Stock and one Redeemable Warrant were traded on the Nasdaq SmallCap Market under the symbols "ASIC," "ASICW" and "ASICU," respectively until August 13, 1998. On that date, ASI's shares of common stock, units and warrants were delisted from the Nasdaq SmallCap Market because ASI failed to meet the net tangible assets, market capitalization, net income, bid price and market value of public float requirements as stated in Marketplace Rule(s) 4310(c)(02), 4310(c)(04), and 4310(c)(07). ASI's shares of common stock, units and warrants currently trade on the Over the Counter Electronic Bulletin Board Market "(OTC EBB)" under the symbols "ASIC," "ASICW" and "ASICU," respectively. As of May 19, 2000 there were approximately 251 holders of record of ASI Common Stock.

         The following table sets forth, for the periods indicated, low closing bid and asked prices for the ASI Common Stock, Redeemable Warrants and Units, as reported on the Nasdaq SmallCap Market. Since such prices represent quotations between dealers, they do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

Common Stock


                                                                       ------------------    ------------------
                                                                            Bid Low             Asked High
                                                                       ------------------    ------------------
1996:
       Fourth Quarter (commencing October 16, 1996)                           3.500                6.50

1997:
       First Quarter                                                          3.500                5.25
       Second Quarter                                                         3.000                4.50
       Third Quarter                                                          2.500                4.00
       Fourth Quarter                                                          .625                3.00
1998:
       First Quarter                                                          1.1875                .75
       Second Quarter                                                          .25                  .6875
       Third Quarter                                                           .04                  .375
       Fourth Quarter                                                          .1875                .01
1999:
       First Quarter                                                           .32                  .01
       Second Quarter                                                          .32                  .01
       Third Quarter                                                           .01                  .375
       Fourth Quarter                                                          .125                 .25
2000:
       First Quarter                                                           .06                  .15
       Second Quarter                                                          .01                  .15
       Third Quarter                                                           .01                  .25


Redeemable Warrants
                                                                       ------------------    ------------------
                                                                            Bid Low             Asked High
                                                                       ------------------    ------------------
1996:
       Fourth Quarter (commencing October 16, 1996)                            1.00                3.25
1999:
       First Quarter                                                            .9375              1.3125
       Second Quarter                                                           .75                1.25
       Third Quarter                                                            .75                1.0625
       Fourth Quarter                                                           .25                 .9375
1998:
       First Quarter                                                            .0625               .5
       Second Quarter                                                           .0625               .125
       Third Quarter                                                            .0625               .1875
       Fourth Quarter                                                             -                   -
1999:
       First Quarter                                                            .01                 .02
       Second Quarter                                                           .02                 .02
       Third Quarter                                                            .02                 .02
       Fourth Quarter                                                             -                   -
2000:
       First Quarter                                                            .01                 .01
       Second Quarter                                                             -                   -
       Third Quarter                                                              -                   -

Units

                                                                       ------------------    ------------------
                                                                            Bid Low             Asked High
                                                                       ------------------    ------------------

1996:
       Fourth Quarter (commencing October 16, 1996)                         8.00                 12.5

1997:
       First Quarter                                                        8.875                11.375
       Second Quarter                                                       7.00                 10.25
       Third Quarter                                                        5.50                  9.00
       Fourth Quarter                                                       1.375                 6.5
1998:

       First Quarter                                                         .625                 3.1875
       Second Quarter                                                        .4375                1.00
       Third Quarter                                                         .0625                 .500
       Fourth Quarter                                                        .01                   .125

1999:
       First Quarter                                                         .01                  1.00
       Second Quarter                                                        .13                   .375
       Third Quarter                                                         .11                   .25
       Fourth Quarter                                                        .01                   .15


2000:
       First Quarter                                                          -                     -
       Second Quarter                                                         -                     -
       Third Quarter                                                         .01                   .0625

         ASI has not paid any cash dividends on the ASI Common Stock since its inception and ASI does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         ASI's net sales consist of sales of products and Support and services. Products sold by ASI consist of COLD systems, software and hardware including replacement disk drives, subassemblies and miscellaneous peripherals. Support and services rendered by ASI include post-installation maintenance and support. ASI recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. ASI sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. ASI recognizes revenue from service contracts on a straight line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of June 30, 2000, ASI had deferred revenue in the amount of $485,661.

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

Results of Operations

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

The following table presents certain items from ASI's Statement of Operations, and such amounts as percentages of net sale, for the periods indicated. Products and Service costs percentages are of Product and Support and services sales, respectively.


                               Year Ended June 30, 2000     Year Ended June 30, 1999
                               ------------------------     ------------------------

Net sales
     Products                  $  138,153            15%    $   88,239             9%
     Support and services         780,420            85        847,597            91
                               ----------    ----------     ----------    ----------
         Total net sales          918,573           100        935,836           100
Cost of Sales
     Products                      15,842             2        119,553            13
     Support and services         206,016            22        240,190            25
                               ----------    ----------     ----------    ----------

         Total cost of sales      221,858            24        359,743            38
Gross profit                      696,715            76        576,093            62
                               ----------    ----------     ----------    ----------
Operating expenses:
     Selling                      145,621            16        205,404            22
     General and
         administrative           427,097            46        770,330            82
     Research and
         development               90,343            10        119,243            13
                               ----------    ----------     ----------    ----------
Total operating expenses          663,061            72      1,094,977           117
Interest (income) and
     other expense, net          (124,318)          (14)      (319,379)          (34)
                               ----------    ----------     ----------    ----------

Net loss                       $  (90,664)          (10%)   $ (838,263)          (89%)
                               ==========    ==========     ==========    ==========

         Net sales. Net sales decreased 2% to $918,573 for the year ended June 30, 2000 from $935,836. Product sales increased 57% to $138,153 for the year ended June 30, 2000 from $88,239 for the year ended June 30, 1999 due to the sale of a product upgrade and two other hardware product sales. Support and service revenues decreased by 8% to $780,420 for the year ended June 30, 2000 from $847,597 for the year ended June 30, 1999.

         Cost of  sales.  Cost of  sales  includes  component  costs,  firmware, license costs, third-party equipment maintenance contractors and certain overhead costs. Cost of sales in the aggregate decreased 38% to $221,858 for the year ended June 30, 2000 from $359,743 for the year ended June 30, 1999, primarily due to reduced volume of service and support and slightly improved margins on hardware product sales. Cost of sales for products decreased by 87% to $15,842 for the year ended June 30, 2000 from $119,553 for the year ended June 30, 1999. This decrease was attributable to the sale of existing inventory that had been purchased in the past at significantly lower prices or had been written down in connection with the Fiscal 1999 annual audit. Cost of services decreased by 14% to $206,016 for the year ended June 30, 2000 from $240,190 for the year ended June 30, 1999 due to better management of third party contract maintenance costs and slightly reduced support and services volume. The Company's Gross margin increased to 76% from 62% due to the above factors.

         Selling expenses. Selling expenses decreased by 29% or $59,784 to $145,620 for the year ended June 30, 2000 from $205,404 for the year ended June 30, 1999. The decrease was primarily the result of reductions in payroll, travel and communication expenses.

         General and administrative expenses. General and administrative expenses consist of administrative expenses and certain internal office and support expenses. General and administrative expenses decreased $343,233 or 45% to $427,097 for the year ended June 30, 2000 from $770,330 for the year ended June 30, 1999 . This decrease was primarily attributable to a reduction in litigation expenses in regard to a complaint filed in the United States District Court for the District of Rhode Island against Data/Ware Development, Inc. ("Data/Ware") and Eastman Kodak Company, Inc. ("Kodak") alleging infringement of ASI's patents. Previously, during FY 1999, legal expenses incurred in connection with the above lawsuit were paid fully by Access Solutions International, Inc. In FY 2000, it was recognized and agreed that one third of the patent litigation costs should be shared by the co-owner of the suit. Consequently, the total of lawsuit expenses incurred year-to-date were re-billed to Malcolm Chace III, in FY 2000. This re-billing resulted in a significant reduction in FY 2000 net legal expenses. In addition to legal expenses, payroll expense and depreciation expense represented the remaining primary reductions from FY 1999 to FY 2000.

         Research and development expenses. Research and development expenses decreased 24% to $90,343 for the year ended June 30, 2000 from $119,243 for the year ended June 30, 1999. This reduction reflected reductions in depreciation expense. Several assets became fully depreciated during FY 2000, significantly reducing net depreciation expense.

         Net interest and other expense. Interest expense was $125,558 for the year ended June 30, 2000 and $125,327 for the year ended June 30, 1999. Other expense in FY 1999 included a $140,813 charge due to residual expenses relating to the termination of the Company's merger of PaperClip and a $55,621 loss relating to the sale of fixed assets. No expenses of this type were reported in FY 2000.

         Net loss. As a result of the foregoing, ASI's net loss decreased 89% to $90,664 for the year ended June 30, 2000 from $838,263 for the year ended June 30, 1999.

Liquidity and Capital Resources

         ASI had a working capital deficit of $888,971 at June 30, 2000 as compared to a working capital deficit of $1,369,375 at June 30, 1999. The decrease in working capital deficit was principally attributable to reductions in accrued expenses and accounts payable and an increase in accounts receivable.

         Total cash used by operating activities in fiscal year 2000 was $523,536. The major use of cash was the reduction of accrued expenses and the net loss. These amounts represent adjustments to net cash used by operating activities in the Company's Statement of Cash Flows. The reduction of accrued expenses noted in working capital and cash used by operating activities was primarily attributable to a reclassification of litigation expenses from accrued expenses to Long Term Notes Payable - Malcolm Chace, III.

         Cash provided by investing activities was $435 in Fiscal 2000. The major use of cash in investing activities was for the purchase of additional fixed assets.

         During fiscal 2000, cash provided by financing activities totaled $498,611. This amount was for the reclassification of litigation expenses from accrued expenses and for litigation costs incurred during Fiscal 2000 which were funded by the above long-term note.

         ASI has suffered recurring losses from operations, has an accumulated deficit and incurred negative cash flows from its operating activities as it continued to develop its products and infrastructure. The recurring losses and negative cash flows from operating activities raise substantial doubt about ASI's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should ASI be unable to continue as a going concern. In response to these factors, ASI's independent auditors in their report dated July 20, 1999 on the Financial Statements have included an explanatory paragraph that describes factors raising substantial doubt about ASI's ability to continue as a going concern. ASI has introduced new products and has enhanced certain of its existing products; and is pursuing collaborative relationships with vendors and customers which are intended to create new opportunities to foster sales and reduce overhead for its products and Support and services. ASI anticipates improved financial performance based upon increased sales resulting from its product introductions, product enhancements, overhead reduction and new collaborative relationships.

         As of June 30, 2000, ASI had no long-term debt, except for convertible notes payable of approximately $1,287,549 including accrued interest. ASI believes that funds generated from operations will be sufficient to meet ASI's working capital requirements through July, 2001. If ASI has insufficient funds from the above noted operations, further equity or debt financing will be sought. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, ASI's business will be materially adversely affected.

         At June 30, 2000, ASI had federal and state net operating loss carryforwards available to reduce any future taxable income in the approximate amount of $12,360,000. These net operating loss carryforwards will expire in various amounts between the years 2003 and 2018 if not previously utilized. In the event of a change in the ownership of ASI, as defined in Section 382 of the Internal Revenue Code, utilization of net operating loss carryforwards in periods following such ownership changes can be significantly limited. Management believes that ASI has incurred several changes of ownership under these rules. As a result, utilization of the net operating loss carryforwards is subject to various limitations, depending upon the year in which the net operating loss originated. Management estimates that federal net operating loss carryforwards in the approximate aggregate amount of $9,696,000 will be free from Section 382 limitations and available to offset taxable income that ASI may generate within the carryforward period. Of that amount, carryforwards in the approximate amount of $4,696,000 are available for future utilization in any year during the carryforward period without limitation. The other $5,000,000 is subject to a limitation of approximately $330,000 per year. Because the underlying calculations are complex and are subject to review by the Internal Revenue Service, these limitation amounts could be adjusted at a later date.

         ASI believes that its current corporate infrastructure can support significant increases in sales without proportionate increases in costs. However, there can be no assurances that sales will increase or that any cost advantages will result.

Seasonality and Inflation

     To date, seasonality and inflation have not had a material effect on ASI's operations.


Item 7.  Financial Statements

                      Access Solutions International, Inc.

                          Index to Financial Statements





                                                                    PAGE
                                                                    ----

Report of Independent Auditors                                       F-2

Financial Statements:

  Balance Sheet - June 30, 2000                                      F-3

  Statements of Operations -
    Years Ended June 30, 2000 and 1999                               F-5

  Statements of Stockholders' Equity (Deficit) -
    Years Ended June 30, 2000 and 1999                               F-6

  Statements of Cash Flows -
    Years Ended June 30, 2000 and 1999                               F-7

Notes to Financial Statements                                        F-9

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Board of Directors and Stockholders of Access Solutions International, Inc.


We have audited the accompanying balance sheet of Access Solutions International, Inc. as of June 30, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Access Solutions International, Inc. as of June 30, 2000, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

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



/s/ CARLIN, CHARRON & ROSEN LLP
-------------------------------
    CARLIN, CHARRON & ROSEN LLP

    December 12, 2000

                      ACCESS SOLUTIONS INTERNATIONAL, INC.

                                  BALANCE SHEET


ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                           $ 58,042
    Trade accounts receivable, net of
      allowance for doubtful accounts of
      $ 13,167                                                           259,308
    Inventories                                                           25,407
    Prepaid expenses and other current assets                             39,129
                                                                        --------

      TOTAL CURRENT ASSETS                                               381,886
                                                                        --------

PROPERTY AND EQUIPMENT, NET                                               62,626
                                                                        --------

OTHER ASSETS
        Patent, net of amortization                                        5,121
                                                                        --------


TOTAL ASSETS                                                            $449,633
                                                                        ========

                                  Continued --

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            BALANCE SHEET (CONTINUED)
                                  JUNE 30, 2000


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                               $    611,789
    Accrued salaries and wages                                           84,891
    Accrued expenses                                                     88,516
    Deferred revenue                                                    485,661
                                                                   ------------

      TOTAL CURRENT LIABILITIES                                       1,270,857
                                                                   ------------

CONVERTIBLE NOTES PAYABLE                                             1,287,549
                                                                   ------------

TOTAL LIABILITIES                                                     2,558,406
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value;
      13,000,000 shares authorized,
      3,965,199 shares issued, and
      3,963,940 shares outstanding                                       39,652
    Additional paid-in capital                                       17,637,694
    Accumulated deficit                                             (19,768,063)
                                                                   ------------

      TOTAL                                                          (2,090,717)

    Treasury stock, at cost (1,259 shares)                              (18,056)
                                                                   ------------

      TOTAL STOCKHOLDERS' DEFICIT                                    (2,108,773)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    449,633
                                                                   ============

               See accompanying notes to the financial statements
                        and independent auditor's report


                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                     YEAR ENDED JUNE 30,
                                                                  2000                1999
                                                             -----------          -----------
NET SALES
    Products                                                 $   138,153          $    88,239
    Support and services                                         780,420              847,597
                                                             -----------          -----------

      TOTAL NET SALES                                            918,573              935,836
                                                             -----------          -----------

COST OF SALES
    Products                                                      15,842              119,553
    Support and services                                         206,016              240,190
                                                             -----------          -----------

      TOTAL COST OF SALES                                        221,858              359,743

      GROSS PROFIT                                               696,715              576,093
                                                             -----------          -----------

OPERATING EXPENSES
    Selling expenses                                             145,620              205,404
    General and administrative expenses                          427,097              770,330
    Research and development expenses                             90,343              119,243
                                                             -----------          -----------

      TOTAL OPERATING EXPENSES                                   663,061            1,094,977
                                                             -----------          -----------

LOSS FROM OPERATIONS                                            (518,884)

OTHER INCOME (EXPENSE)
    Gain on sale of patent                                          --                   --
    Loss on sale of fixed assets                                 (55,621)
    Interest income                                                1,240                2,382
    Interest expense                                            (125,558)            (125,327)
    Loss on PaperClip acquisition termination                       --               (140,813)
    Miscellaneous income                                            --                   --
                                                             -----------          -----------

      TOTAL OTHER INCOME (EXPENSE)                              (124,318)            (319,379)
                                                             -----------          -----------

NET LOSS                                                     $   (90,664)         $  (838,263)
                                                             ===========          ===========

LOSS PER COMMON SHARE                                        $      (.02)         $      (.21)
                                                             ===========          ===========

Weighted average number of common shares outstanding           3,963,940            3,963,940
                                                             ===========          ===========

               See accompanying notes to the financial statements
                        and independent auditor's report


                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                            Stockholders' Equity (Deficit)
                            -----------------------------------------------------------------------------------------------------
                                     Common Stock
                            --------------------------    Additional    Accumulated    Treasury Stock                Total Equity
                             Shares           Amount    Paid-In-Capital    Deficit         Shares        Amount        (Deficit)
                            -----------    -----------   -----------    -----------     -----------   -----------     -----------

Balance at June 30, 1998      3,965,199    $    39,652   $ 17,637,694   $(18,839,134)         1,259   $    (18,056)   $ (1,179,844)
Net loss                           --      $      --     $       --     $   (838,263)          --     $        --     $   (838,263)
                            -----------    -----------   ------------   ------------    -----------   ------------    ------------
Balance at June 30, 1999      3,965,199    $    39,652   $ 17,637,694   $(19,677,397)         1,259   $    (18,056)   $ (2,018,107)
                            ===========    ===========   ============   ============    ===========   ============    ============
Net loss                           --      $      --     $       --     $    (90,664)          --     $        --     $    (90,664)
Balance at June 30, 2000      3,965,199    $    39,652   $ 17,637,694   $(19,768,061)         1,259   $    (18,056)   $ (2,108,773)
                            ===========    ===========   ============   ============    ===========   ============    ============

               See accompanying notes to the financial statements
                        and independent auditor's report

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                            YEAR ENDED JUNE 30,
                                                          2000          1999
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $ (90,664)     $(838,263)
    Adjustments to reconcile net
      loss to net cash used by
      operating activities:
        Depreciation and amortization                     72,459        116,936
        Loss on sale of fixed assets                      55,621
Provision for doubtful accounts                          (13,545)       (18,087)
        Provision for doubtful accounts                   (8,400)       (13,545)
        Changes in operating
        assets and liabilities:
          (Increase) decrease in:
             Trade accounts receivable                  (108,978)       213,541
Inventories                                              386,901         82,263
             Inventories                                    (407)        87,855
             Prepaid expenses
             and other current assets                     32,405         32,187
Deposits and other assets                                (41,705)        74,363
          Increase (decrease) in:
             Accounts payable                            (19,572)      (290,716)
             Accrued expenses and
             salaries and wages                         (381,997)       306,649
             Deferred revenue                            (18,382)        27,889
                                                       ---------      ---------

NET CASH USED FOR OPERATING ACTIVITIES                  (523,536)      (301,846)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                      (435)          --
    Proceeds from sale of fixed assets                      --           14,567
    Loans and advances to PaperClip                         --         (140,813)
    Advances and notes receivable
    written off relating to
      PaperClip merger termination                          --          140,813
                                                       ---------      ---------

NET CASH PROVIDED BY (USED FOR) INVESTING
  ACTIVITIES                                           $    (435)        14,567
                                                       =========      =========

                                  Continued --

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                            YEAR ENDED JUNE 30,
                                                           2000          1999
                                                         =========    =========
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party loans                    $    --      $ 138,938
    Patent litigation loan addendum
    (see General & Administrative Expenses)                498,611         --
    Repayments on capital lease obligations                   --         (6,716)
                                                         ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  498,611      132,222
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              (25,360)    (155,057)

CASH AND CASH EQUIVALENTS, BEGINNING                        83,402      238,459
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, ENDING                        $  58,042    $  83,402
                                                         =========    =========




SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

    Cash paid for interest                               $    --      $    --
                                                         =========    =========

               See accompanying notes to the financial statements
                        and independent auditor's report

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


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

     As of June 30, 2000, the Company believes that income generated from operations, will be sufficient to meet the Company's working capital requirements through September 2001. If the Company has insufficient funds from the above noted operations, further equity or debt financing will be sought. There can be no assurance that such additional funds can be obtained on acceptable terms, if at all. If additional financing is not available, the Company's ability to continue as a going concern will be adversely affected.

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

                                  Continued --

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

     Income Taxes
     Income taxes are accounted using an asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those differences are expected to be recovered or settled. The primary component of the Company's deferred tax asset as of June 30, 2000, which is fully reserved, is net operating loss carryforwards.

                                  Continued --

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Loss Per Common Share
     In 2000 and 1999, loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations are not presented since the effect would be antidilutive.

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

                                  Continued --

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

     In November of 2000, PaperClip Software Inc. and ASI entered into an agreement whereby the indebtedness to ASI in the amount of $300,000, plus all accrued interest through December 31, 1999 in the amount of $105,300, will be paid for by the execution and delivery of a new promissory note from PaperClip to ASI in the aggregate principal amount of $405,300. All amounts due under the new Note will be paid for over a period of three (3) years in thirty-six (36) equal installments of $11,265 beginning on January 1, 2000.

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

                                  Continued --

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

4.   INVENTORIES

     Inventories at June 30, 2000 consist of the following:

         Production inventory                                         $ 375,067
                                                                      ---------
         Less - inventory reserves                                     (349,660)
         TOTAL INVENTORY AVAILABLE FOR SALE                           $  25,407
                                                                      =========



5.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2000 consists of the following:

         Computers and office equipment                               $ 287,850
         Furniture and fixtures                                           9,177
                                                                      ---------
         TOTAL                                                          297,027
                                                                      ---------
         Accumulated depreciation and amortization                     (234,401)
                                                                      ---------

         NET PROPERTY AND EQUIPMENT                                   $  62,626
                                                                      =========

6.   CONVERTIBLE NOTES PAYABLE

     On May 27, 1998, the Company completed a financing agreement for the sale of a 30% interest in several of the Company's patents to a stockholder who was also a former director, for $100,000. Subsequent to June 30, 1999, this shareholder sold all of his Company common stock. These patents are the subject of a lawsuit pending in the United States District Court for the District of Rhode Island. In addition, the same shareholder also loaned the Company $650,000 reflected as convertible notes payable in these financial statements, and has agreed to make additional advances for outstanding and future legal fees and costs incurred in connection with the lawsuit. At June 30, 2000, the aggregate value of the outstanding loans, including interest is $1,287,549.

     The loan is secured by a first priority interest in these patents and bears interest at the rate of 19% per annum and amounted to $125,558 in fiscal year 2000. The loan has a term of the lesser of three years or completion of the company's patent litigation and converts to a demand note at the end of its term. On May 27, 2000, the above convertible note payable was amended to extend the date upon which the note becomes payable upon demand to July 1, 2003. In addition, the maximum amount to be advanced under the loan agreement has been increased from $1,000,000 to $1,500,000.

                                  Continued --

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

6.   CONVERTIBLE NOTES PAYABLE       (CONTINUED)

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

7.   COMMITMENTS

     Operating Lease
     The Company leases building space for office and plant facilities. In October, 1998, the Company entered into a new lease for approximately 40% of the previous space utilized, through September 30, 2001. The new lease may be terminated after twelve months, but such termination would accelerate certain unamortized leasehold improvements. Total rent expense for the years ended June 30, 2000 and 1999 amounted to $34,713 and $43,117, respectively.

                                  Continued --

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

8.   INCOME TAXES

     The tax effects of net operating loss ("NOL") carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 2000 are as follows:

                                                                       JUNE 30,
                                                                         2000
Deferred tax assets:
    Net operating loss carryforwards                                $ 5,515,000
    Research and development costs capitalized
      for tax purposes                                                  787,000
    Provision for doubtful accounts                                       5,000
    Inventory reserves/263(A)                                           140,000
                                                                    -----------
                                                                      6,447,000

Deferred tax liabilities:
    Valuation allowance                                              (6,447,000)
                                                                    -----------

Net Deferred Tax Asset                                              $      --
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

     At June 30, 2000, the Company has total federal and state NOL carryforwards, prior to any limitations, available to reduce future taxable income of approximately $13,788,000, which expire in various amounts between the fiscal years 2003 and 2019, if not previously utilized. In the event of an ownership change, as defined under Section 382 of the Internal Revenue Code, utilization of NOL carryforwards in the period following the ownership change can be significantly limited. The Company has incurred several changes of ownership under these rules. As a result, utilization of the NOLs is subject to various limitations, depending upon the year in which the NOL originated. As of June 30, 2000 management estimates that approximately $11,124,000 of the Company's federal NOL carryforwards will be available to offset taxable income that may be generated within the carryforward period. Of this amount, approximately $6,124,000 is available for future utilization without limitation. The other $5,000,000 is subject to a limitation of approximately $330,000 of utilization per year. However, because the limitation calculations are complex and subject to review by the Internal Revenue Service, these limitations could be adjusted.

                                  Continued --

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
9.   STOCK OPTIONS

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

     As of June 30, 2000 and 1999, the following stock options were outstanding:

           Exercise                     Number Outstanding
            Price                June 30,                 June 30,
           Per Share               2000                    1999
           ---------               ----                    ----
            $  .08               375,000                 375,000
              3.75                45,393                  45,393
             74.00                     0                      44
            222.00                 1,014                   1,014
            351.50                     0                      14
            399.60                     9                       9
                              ----------              ----------

                                 421,416                 421,474
                               =========                 =======

         The following is a summary of stock option activity for the years ended June 30, 2000

                                                                                            Weighted Average
                                                                                        -------------------------
                                                            Exercise
                                                             Price                        Fair Value
                                         Number of            Per            Exercise         At      Remaining
                                          Options            Share            Price          Grant       Life
                                      -------------       -----------   -------------   -----------   -----------
     Outstanding July 1, 1996                10,256     $  74-$399.60        $  212.53
     Granted to employees                   263,351     $   3.75             $    3.75       $ 1.05       5 years
     Cancelled                              (62,873)    $  74-$399.60
                                      -------------       -----------   -------------   -----------   -----------

     Outstanding June 30, 1997              210,734     $3.75-$399.60             5.91

     Granted to former employees             45,393     $  3.75                   3.75         3.75       5 years
     Cancelled                             (121,478)     3.75-$399.60
                                      -------------       -----------   -------------   -----------   -----------

     Outstanding June 30, 1998              134,649     $ 3.75-399.60        $    8.67                    5 years
                                      -------------       -----------   -------------   -----------   -----------

     Granted to employees                   375,000     $   .08                    .08          .08       7 years
     Cancelled                              (88,175)     3.75-$399.60
                                      -------------       -----------   -------------   -----------   -----------

     Outstanding June 30, 1999              421,474     $  .08-399.60        $    1.04                    7 years
                                      -------------       -----------   -------------   -----------   -----------
     Cancelled                                  (58)    74.00-$351.50
                                      -------------       -----------   -------------   -----------   -----------

     Outstanding June 30, 2000              421,416     $  .08-399.60        $    1.02                    6 years
                                      -------------       -----------   -------------   -----------   -----------

                                  Continued --

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

9.   STOCK OPTIONS (CONTINUED)

     Stock-based compensation expense under the fair value-based method of accounting would have resulted in pro forma net loss and loss per common share approximating the following amounts:

                                                       2000                                    1999
                                            As Reported        Pro Forma           As Reported       Pro Forma

         Net loss                             $ (90,664)        $ (90,664)          $(838,263)       $(867,766)
                                              =========         =========           =========        =========

         Loss per common share                $    (.02)            $(.02)              $(.21)            $(.21)
                                              =========         =========           =========        =========


     The fair value for each option granted reflecting the basis for the above from forma disclosures was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                          2000                  1999
                                          ----                  ----
         Expected life                   6 years              7 years
         Risk-free yields                5.44%                 6.90%
         Expected volatility             4.30%                11.00%

     *Since there were no employee grants in FY 2000, this assumption did not influence the stock-based compensation expense calculation for FY 2000.

     The Company recognizes forfeitures as they occur.

     Because additional option grants are expected to be made each year, the application of fair value-based accounting in arriving at the pro forma disclosures above is not an indication of future income statement effects.

10.  INTERNATIONAL SALES, MAJOR CUSTOMERS AND CONCENTRATION OF
     CREDIT RISK

     The Company sells optical archiving systems and related licenses for software products to customers domestically and internationally. International sales have all been denominated in U.S. dollars and were approximately $108,000 and $79,000 in the years ended June 30, 2000 and 1999, respectively. The Company's foreign sales represented approximately 12% and 8% of total revenues for the year ended June 30, 2000 and 1999, respectively.

     Amounts due from one customer represented approximately 83% of total accounts receivable outstanding at June 30, 2000.

     The Company also has a concentration of credit represented by cash balances in certain large commercial banks in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management.

11.  RESEARCH AND DEVELOPMENT

     Research and development expense in the current year represents costs associated with the Company's completion of GIGAPAGE 3.0, which also represented completion of all significant product commitments.

                                  Continued --

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

                                  Continued --

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

Item 8.  Disagreements with Accountants on Accounting and Financial Disclosure

(a) (i) Carlin, Charron, & Rosen LLP's annual reports for the last two years did not contain any adverse opinions, disclaimers of opinion, modifications or qualifications as to uncertainty, audit scope or accounting principals, except to include a modification with respect to the Registrant's ability to continue as a going concern for the years ended June 30, 2000 and 1999.

(ii) In connection with the audit for the 2000 fiscal year, there were no disagreements of the type described in Item 304 (a) (1) (iv) of Regulation S-K with the Company's auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    Part III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

         Director  and  Executive  Officers.   The  current  ASI  directors  and
         executive officers are as follows:

            Name and Age                                     Position
-------------------------------------      --------------------------------------------
Robert H. Stone, (1)        50             President, Chief Executive Officer, Director

Thomas E. Gardner,          62 (1)(2)      Chief Financial Officer, Treasurer, Director

Adrian Hancock,             53             Director

Denis L. Marchand,          47             Vice President - Finance & Administration

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

         Mr. Stone was elected President and Chief Executive Officer of ASI on August 1, 1996. Prior to joining ector of Marketing of Standard Duplicating Machines Corporation since June 1994 and prior to that President of Marketplex, Inc., a marketing services company, since 1992. From June 1989 to February 1992, Mr. Stone was Director of Product Marketing of Riso, Inc., a developer and distributor of high speed printing systems.

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

         Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires ASI's officers and directors, and persons who own more than 10% of a registered class of ASI's equity securities ("insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Insiders are required by SEC regulation to furnish ASI with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to ASI, ASI believes that during its fiscal year ended June 30, 2000 all Section 16(a) filing requirements applicable to its insiders were complied with.

Item 10. Executive Compensation

         Director Compensation. ASI's directors do not receive cash compensation for service on the Board of Directors, although they are reimbursed for certain out-of-pocket expenses in connection with attendance at Board and committee meetings.

         Executive Compensation. Summary Compensation Table. The following table sets forth certain information with respect to the compensation paid by ASI for services rendered during the fiscal year ended June 30, 2000 to the chief executive officer and the other executive officers of ASI whose compensation exceeded $100,000 (the "Named Executive Officers").

                                                                       Annual                  Long-Term Compensation
                                                                     Compensation                       Awards
                                                                                            Securities
Name and                                       Fiscal                           Paid        Underlying        All Other
Principal Position                             Year              Salary         Bonus         Options        Compensation
------------------                             ----              ------         -----         -------        ------------
Robert  H.  Stone,   President  and
Chief Executive Officer                        2000              $   39,546      --             --                --
                                                                                 --             --                --
                                               1999              $  120,995
                                                                 ----------


      Option Grants in Last Fiscal Year. The following table sets forth certain information with respect to option grants during the fiscal year ended June 30, 2000 to the Named Executive Officers.

                     Number        Percent of
                     Securities    Total Options    Exercise
                     Underlying    Granted to       or Base
                     Options       Employees        Price
Name                 Granted       in Fiscal Year   ($/sh)     Expiration Date
----                 -------       --------------   ------     ---------------

Robert H.   Stone,
President and   Chief  none
Executive Officer

         Year-end Option Table. During the fiscal period ended June 30, 2000, none of the Named Executive Officers exercised any options issued by ASI. The following table sets forth information regarding the stock options held as of July 1, 2000 by the Named Executive Officers.

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

         Non-Plan Options. From time to time, ASI has issued options to purchase shares of ASI Common Stock to certain consultants and in connection with certain equity and debt financing arrangements provided to ASI. As of December 15, 2000 ASI had non-plan options to purchase 46,474 shares of ASI Common Stock outstanding; of such amount, options to purchase 21,082 and 24,311 shares were held by Mr. Steele and Mr. Matthius Lukens, respectively, former officers of ASI. Additionally, 338 shares each were held by former directors of ASI, Mr. Christopher Ingraham and Mr. Marvyn Carton. Also, the Chairman of Mossburg Industries, Mr. Malcolm G. Chace III, held 338 shares. The non-plan options are all 100% vested and the exercise price of the options range from $3.75 to $399.60 per share. Mr. Ingraham received his options as compensation for services rendered to ASI as a consultant, each of Messrs. Chace and Lukens received his options as compensation for serving as a director, and Mossberg received its options in connection with certain debt financing it provided to ASI.

         On June 15, 1999 the Company granted non-qualified options to purchase 375,000 shares of Common Stock at an exercise price equal to $.08 per share. The options vest immediately and must be exercised by July 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information known to ASI with respect to beneficial ownership of the ASI Common Stock as of July 1, 2000 by
(i) each stockholder who is known by ASI to own beneficially more than 5% of the outstanding ASI Common Stock, (ii) each of ASI's directors, (iii) the Named Executive Officers of ASI as of the end of ASI's fiscal year, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.


       Name and Address of                         Shares of Common Stock             Percentage of
        Beneficial Owner                            Beneficially Owned               Common Stock
        ----------------                            ------------------               ------------
Robert H. Stone (1)                                       100,000                           2.52
c/o Access Solutions International, Inc.
650 Ten Rod Road
North Kingstown, RI   02852

Thomas E. Gardner c/o Point Gammon Corporation  (2)       13,891                            *
731 Hospital Trust Building
Providence, RI   02903

Adrian Hancock                                            ---                               ---
c/o The Planning Technologies Group
92 Hayden Avenue
Lexington, MA   02173

Directors and Executive Officers as a Group               188,891                           4.77
(5 persons) (3)
----------------------------------------

(1) Consists of 100,000 shares of ASI Common Stock issuable upon exercise of stock options.

(2)      Includes  67 shares of ASI Common  Stock  jointly  held with  Leslie A.
         Gardner.

(3) Includes 75,000 shares of ASI Common Stock issuable upon exercise of stock options.

*        Less than 1%

Item 12. Certain Relationships and Related Transactions

Certain Transactions between ASI and PaperClip

         On January 29, 1997, ASI provided a $300,000 loan to PaperClip for use as operating capital in exchange for a convertible note of PaperClip (the "PaperClip Note"). The PaperClip Note was due and payable on January 27, 1998, bore interest at a rate of 12% per annum payable quarterly and is secured by a first priority security interest in all of PaperClip's assets. At any time, all or a portion of the outstanding principal amount of the PaperClip Note may be converted into shares of PaperClip Common Stock at a conversion price of $.25 per share.

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

         In October, 2000, PaperClip entered into an agreement with ASI whereby the Company's original secured advance to PaperClip in the amount of $300,000 and accrued interest of $105,530 was restructured to an interest free note with the principal amount of Four Hundred Five Thousand Five Hundred Thirty ($405,530) Dollars with substantially the same security. Under the terms of the note, PaperClip is to pay this note in thirty-five consecutive equal monthly installments of Eleven Thousand Two Hundred Sixty-four and 72/100 ($11,264.72) Dollars commencing on January 1, 2001 and continuing on the same day of each successive month thereafter with a thirty sixth and final payment of all indebtedness evidenced hereby on December 1, 2003. If the above described payments are not paid as and when due (including without limitation payment being due as a result of the acceleration of the repayment of the indebtedness noted below), the indebtedness outstanding hereunder shall bear interest from the date such payment was due at fifteen (15%) percent per annum. PaperClip may prepay this Note at any time after having given at least thirty (30) days prior written notice to Payee.

         The repayment of the indebtedness evidenced by the note may be accelerated at the election of the Payee, upon the happening of any of the following events:

         (a) PaperClip (i) discontinues its business (as evidenced by a resolution of PaperClip's Board of Directors or stockholders), (ii) applies for or consent to the appointment of a receiver, trustee, custodian or liquidator of it or any of its property, (iii) admits in writing of its inability to pay its debts as they mature, except for the obligations set forth on Schedule 2.10 of the Disclosure Schedules of the Series A Preferred Stock Purchase Agreement between PaperClip and Payee dated October, 2000, (iv) makes a general assignment for the benefit of creditors, (v) becomes adjudicated a bankrupt or insolvent or becomes the subject of an order for relief under Title 11 of the United States Code or (vi) files a voluntary petition in bankruptcy, or a petition or an answer seeking reorganization or an arrangement with creditors or takes advantage of any bankruptcy, reorganization, insolvency, readjustment of debt, dissolution or liquidation law or statute, or answers, admitting the material allegations of a petition filed against it in any such proceeding under any such law;

         (b) An involuntary petition under any bankruptcy, reorganization or insolvency law of any jurisdiction is filed against PaperClip, whether now or hereafter in effect if, within one hundred and eighty days (180) following the service on PaperClip of any such petition, is not discharged, released or vacated; 18

         (c) PaperClip sells or transfers substantially all of its assets or business units to someone other than ASI;

         (d) PaperClip fails to pay any payment obligation contained in the restructured note within five (5) days of when due;

         (e) PaperClip is in default of any other material obligation contained in the restructured note or in the Security Agreement dated January 29, 1997, as amended, and the default has not been cured within ten (10) days after notice from ASI, or, if the default is not capable of being cured within ten days, PaperClip has not begun efforts satisfactory to ASI to cure the default within that ten-day period.

         The agreement also provides for ASI and PaperClip to convert the advanced amount, including interest, of $2,305,506.10 as a result of the party's April 15, 1997 subsequently terminated merger activities into 3,649,543 shares of PaperClip's Series A Preferred, $.01 par value Stock and to waive the management fees of $300,000 earned by ASI under the April 15, 1997 agreement.

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

         27       Financial Data Schedule

         (b)      Reports on Forms 8-K

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ACCESS SOLUTIONS INTERNATIONAL, INC.


Dated:  December 29, 2000     By:       /s/ Robert H. Stone
                                        ----------------------
                                            Robert H. Stone
                                            President

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