Form 10QSB
period 2000-12-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2001-05-17
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549



                                  FORM 10-QSB


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended December 31, 2000

                                       or

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of September 30, 2000 was 3,963,940.

                      Access Solutions International, Inc.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                         PAGE

Item 1.    Financial Statements

           Condensed   balance sheets--December 31, 2000 (unaudited)
           and June 30, 2000                                                3

           Condensed  (unaudited) statements of operations --Three
           months and six months ended  December 31, 2000 and 1999          5

           Condensed  (unaudited)  statements of cash flows -- Six
           months ended December 31, 2000 and 1999                          6

           Notes to unaudited condensed financial
           statements                                                       7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                15

Signatures                                                                 16

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets


                                                      December 31,     June 30,
                                                          2000           2000
                                                      -----------    -----------
                                                      (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                         $    57,889    $    58,042
    Trade accounts receivable, net of allowance for
         doubtful accounts of $0 and $13,167              282,525        259,308
    Inventories                                            25,312         25,407
    Prepaid expenses and other current assets              38,508         39,129
                                                      -----------    -----------
       Total current assets                               404,234        381,886

Notes receivable - PaperClip                              331,279      2,220,722
Allowance for doubtful accounts - Notes Receivable       (331,279)    (2,220,722)
                                                      -----------    -----------
Net Notes receivable - PaperClip                             --             --

Fixed assets, net                                          11,109         62,626

Other assets:
       Deposits and other assets                             --            5,121
                                                      -----------    -----------

Total assets                                          $   415,343    $   449,633
                                                      ===========    ===========

             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                            Condensed Balance Sheets

                                                             December 31,      June 30,
                                                                 2000            2000
                                                             ------------    ------------
                                                              (Unaudited)
Liabilities and stockholders' deficit Current liabilities:
    Accounts payable                                         $    607,178    $    611,789
    Accrued salaries and wages                                     60,065          84,891
    Accrued expenses                                               80,483          88,516
    Deferred revenue-prepaid service contracts                    445,064         485,661
                                                             ------------    ------------
         Total current liabilities                              1,192,790       1,270,857

Notes payable                                                   1,515,651       1,287,549

         Total liabilities                                      2,708,441       2,558,406
                                                             ------------    ------------

Stockholders' deficit:
    Common Stock, $.01 par value, 13,000,000
      shares authorized, 3,965,199 shares issued                   39,652          39,652
Additional paid-in capital                                     17,637,694      17,637,694
    Accumulated deficit                                       (19,952,388)    (19,768,063)
                                                             ------------    ------------

                                                               (2,275,042)     (2,090,717)

    Treasury stock, at cost (1,259 shares)                        (18,056)        (18,056)
                                                             ------------    ------------
         Total stockholders' deficit                           (2,293,098)     (2,108,773)
                                                             ------------    ------------

         Total liabilities and stockholders' deficit         $    415,343    $    449,633
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

                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)

                                          For the Three Months       For the Six Months
                                           Ended December 31,         Ended December 31,
                                           2000         1999          2000        1999
                                         ---------    ---------    ---------    ---------
Net sales:
    Products                             $   9,000    $  65,303    $  18,533    $  87,344
    Services                               207,497      188,177      414,592      392,097
                                         ---------    ---------    ---------    ---------
           Total net sales                 216,497      253,480      433,125      479,441
                                         ---------    ---------    ---------    ---------
 Cost of sales:
    Products                                  --          5,321          245       11,054
    Services                                49,505       47,013      102,962      104,441
                                         ---------    ---------    ---------    ---------
           Total cost of sales              49,505       52,334      103,207      115,495
                                         ---------    ---------    ---------    ---------

Gross profit                               166,992      201,146      329,918      363,946
                                         ---------    ---------    ---------    ---------
Operating expenses:
    Selling expense                         33,557       38,457       66,089       76,774
    General and administrative expense      64,901      116,439      213,153      204,511
    Research and development expense        10,942       28,906       29,148       50,245
                                         ---------    ---------    ---------    ---------
Total operating expenses                   109,400      183,802      308,390      331,530
                                         ---------    ---------    ---------    ---------

Profit from operations                      57,592       17,344       21,528       32,416
                                         ---------    ---------    ---------    ---------

Other interest (income)/expense:
    Interest income                         (4,402)         (15)      (4,482)         (59)
    Interest expense                       145,597       31,561      177,158       63,122
    Other income                            (7,873)          --       (7,873)          --
    Other expense                           41,263        1,282       41,050        1,418
                                         ---------    ---------    ---------    ---------
Total interest (income)/expense            174,585       32,828      205,853       64,481
                                         ---------    ---------    ---------    ---------

Net loss                                 ($116,993)   ($ 15,484)   ($184,325)   ($ 32,065)
                                         =========    =========    =========    =========

Net Loss per common share                    (0.03)       (0.00)       (0.05)       (0.01)

Weighted average number of
common shares                            3,963,940                 3,963,940

             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                       Condensed Statements of Cash Flows
                      For the Six Months Ended December 31,
                                  (Unaudited)

                                                                     2000        1999
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      ($184,325)   ($ 32,065)
                                                                  ---------    ---------
Adjustments to reconcile net loss to net cash used by
      operating activities:
        Loss on disposition of fixed assets                          40,755         --
        Depreciation and amortization                                15,883       38,345
Decrease in provision for doubtful accounts - Trade receivables     (13,167)      (8,400)
         Decrease in provision for PaperClip Allowance               (7,873)        --
        Changes in assets and liabilities:
        (Increase) decrease in:
         Trade accounts receivable                                  (10,050)    (176,873)
         Inventories                                                     94         (196)
         Prepaid expenses and other current assets                      621      (12,040)
         Increase (decrease) in:
         Accounts payable                                            (4,611)      26,371
         Accrued expenses                                           (32,857)    (306,763)
         Deferred revenue - prepaid service contracts               (40,597)      46,373
                                                                  ---------    ---------

NET CASH USED BY OPERATING ACTIVITIES                              (236,127)    (425,248)
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Paydown of Notes Receivable - PaperClip                           7,873         --
    Purchases of  fixed assets                                         --           (435)
                                                                  ---------    ---------
NET CASH PROVIDED BY / (USED BY) INVESTING ACTIVITIES                 7,873         (435)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Notes Payable for Litigation Advances             228,101      411,834
                                                                  ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           228,101      411,834
                                                                  ---------    ---------

NET DECREASE IN CASH                                                   (153)     (13,849)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       58,042       83,402
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  57,889    $  69,553
                                                                  =========    =========

             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. Form 10-KSB for the period ended June 30, 2000.

2. Legal Proceedings and Subsequent Events

On August 29, 1997, ASI filed a complaint against Data/Ware Development, Inc., ("Data/Ware"), (Anacomp's predecessor) and Eastman Kodak Company ("Kodak") alleging infringement of ASI's patents 4,775,969 and 5,034,914. The defendants had counter-claimed and counter-sued ASI. The claim stated that Data/Ware and Kodak collectively manufactured, used and/or sold equipment for recording data on optical media and alleged that the manufacture and sale of such equipment, and use by purchasers thereof, infringes one or more of the Company's patents. The claim called for an order enjoining the defendants from further infringement of its patents, damages and interest for infringement and reasonable attorney's fees and such other relief that the court deemed proper.

On April 23, 2001, ASI announced that it had received a monetary settlement pursuant to a signed settlement agreement with Anacomp, Inc. ("Anacomp") and Kodak resolving its patent infringement lawsuit against defendants Anacomp and Kodak in the United States District Court for the District of Rhode Island.

After the payment of legal fees and the share of the settlement allocable to the co-owner of the patent, ASI will receive net proceeds of approximately $4,000,000, of which approximately $2,200,000 will be used to retire outstanding debt and payables. Included in the debt is an issue of approximately $1,600,000 that is convertible into common stock of the Company, which the holder has stated he will not convert.

3. PaperClip Financial Transactions

On January 29, 1997, in connection with a proposed merger between ASI and PaperClip ("PaperClip"), ASI provided a $300,000 loan to PaperClip for use as operating capital in exchange for a convertible promissory note together with a security agreement granting ASI a security interest in all of PaperClip's assets. The note bore interest at a rate of 12% per annum (payable quarterly) and could be prepaid upon 30 days written notice to ASI. The note and accumulated interest could be converted to PaperClip common stock at a rate of $.25 per share and granted ASI unlimited registration rights in the event that the note was converted into shares of PaperClip stock. No payments were ever made by PaperClip against the note.

On April 15, 1997, ASI and PaperClip entered into an Asset Purchase Agreement for ASI to acquire substantially all the assets and liabilities of PaperClip (the "Agreement"). On September 12, 1997, the agreement was amended (the

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements
                                  (Continued)

"Amended Agreement") to change the acquisition to a merger. As a result of this amendment, a newly formed subsidiary of ASI would merge into PaperClip with PaperClip surviving as a subsidiary of ASI (the "Merger"). Consummation of this transaction was subject to various conditions, including approval by the PaperClip stockholders. Under the terms of the Amended Agreement, the PaperClip stockholders would have been entitled to receive an aggregate of approximately
1.5 million shares of ASI's Common Stock plus an equivalent number of ASI Class B Warrants. Each Class B Warrant would have entitled the holder to purchase one share of ASI Common Stock at an exercise price of $6.00 per share. In connection with the Merger, the holders of PaperClip's outstanding 12% Convertible Notes due December 1999 would exchange such notes for an aggregate of approximately 400,000 shares of non-voting redeemable preferred stock of PaperClip. After 18 months, the holders of the preferred stock would have the option to require the surviving corporation or ASI to purchase such shares for cash or ASI common stock and Class B Warrants. After 30 months, ASI would have the right to redeem the Preferred Stock for cash or ASI Common Stock and Class B Warrants.

On April 15, 1997, ASI and PaperClip also entered into a Management Agreement (the "Management Agreement") pursuant to which ASI would manage the day-to-day operations of PaperClip for a fee of $50,000 per month up to a maximum of $300,000 and advance funds to PaperClip pursuant to an operating budget, in each case until the closing of the Merger or the termination of the Merger Agreement. ASI and PaperClip also entered into a one-year distribution agreement effective June 1, 1997 pursuant to which ASI acted as a distributor for PaperClip's products in the United States to dealers and resellers.

On April 14, 1998, ASI and PaperClip agreed to extend the date for the consummation of PaperClip's previously announced merger with and into a newly formed wholly-owned subsidiary of Access Solutions. Pursuant to the terms of the merger agreement, completion of the merger transaction was subject to certain conditions, including a financing contingency. The merger transaction was not consummated by this date because the financing contingency could not be satisfied, and the merger agreement was extended to August 24, 1998 to allow more time for the financing condition to be satisfied.

On August 24, 1998, the merger agreement was terminated. In connection with the termination of the merger agreement, the Company wrote off all merger costs incurred through June 1998. Costs relating to the discontinued acquisition incurred after June 30, 1998 were expensed in the quarter ended September 30, 1998.

On November 2, 2000, ASI and PaperClip entered into an agreement whereby the January 29, 1997, $300,000 convertible promissory note and accumulated interest was exchanged for a new promissory note in the amount of $405,530 that is also secured by the assets of PaperClip. The new promissory note requires 35 payments of $11,265 and a final payment in the amount of $11,265. The note can be accelerated upon the occurrence of certain events, including failure to meet any payment obligation contained in the Note within five (5) days of when due, discontinuation of business, insolvency or bankruptcy or transfer of PaperClip or substantially all of its assets to any entity except ASI. If the indebtedness is not paid when due (including as a result of the acceleration of the repayment of the indebtedness), the indebtedness outstanding then would bear interest from the date such payment was due at 15% percent per annum. In November 2000, the note was recorded at the present value of its discounted payments at a 12% rate in the amount of $339,153. Due to PaperClip's financial condition and payment history, an allowance was established for the full amount of the note. In
December 2000, the first payment was received and the principal and the allowance were reduced by the payment amount less the imputed interest.

On November 2, 2000, ASI and PaperClip also entered into an agreement whereby the additional indebtedness of PaperClip arising from Management Agreement advances totaling $2,305,507, including accrued interest through December 31, 1999, was converted to 3,649,543 shares of PaperClip's Series A Preferred Stock,

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements
                                  (Continued)

$.01 par value per share (the "Series A Preferred Stock"). Each share of Series A Preferred Stock is convertible into one share of Common Stock subject to an adjustment in the conversion rate in the event that Paperclip issues shares of Common stock or securities pursuant to which Common Stock is issuable at a per share price of less than the price paid by the Company for the preferred shares. PaperClip may in its sole discretion, require the conversion of all, but not less than all, of the then outstanding Series A Preferred Stock if PaperClip's common stock has traded for not less than sixty (60) consecutive days at a closing price of not less than 150% of the implied conversion price of the Series A Preferred Stock. PaperClip's common stock is publicly traded on the OTC Bulletin Board. No value has been recorded on the Company's financial statements for this investment due to PaperClip's recent deteriorating stock value and its poor financial condition.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Factors That May Affect Future Performance

ASI has historically incurred net losses and anticipates that further net losses will be incurred prior to the time, if ever, that ASI achieves profitability. While no assurance can be given that such steps will be sufficient to limit future losses, ASI believes the financial management improvements it has incorporated through overhead and personnel cost reductions, stringent management of third party cost of sales and or interest income arising from ASI's settlement of its litigation against Dataware and Kodak have and will continue to yield improvements in ASI's operating results. Analysis of ASI's results for the years ended June 30, 1999, June 30, 2000 and YTD December 31, 2000 shows the achievement of positive direct operating income when legal expenses totaling $140,813 for the year ended June 30, 1999, $60,211 for the year ended June 30, 2000 and $58,121 for the unaudited first two quarters of Fiscal 2001 are excluded. Direct operating income is defined as income from operations, net of expenses not related to the day to day operations of the business but inclusive of non-cash items such as depreciation and amortization. Direct operating (loss) income for the annual periods ended June 30, 1999, June 30, 2000 and July 1, 2000 through December 31, 2000 were ($378,071), $93,866 and
$79,650. ASI has not yet realized a net income in any of these periods and cannot predict whether or not it will achieve positive net income in the future.

Although ASI has shown a trend towards improved operating results in the last 2 1/2 years, in order to do so, it has had to reduce its labor force to the minimum amount necessary in order to service existing contracts. ASI has not been engaged in any marketing or sales efforts to generate new contracts and does not expect any significant increase in future revenue as a result, exclusive of interest income. Sales of upgrades and media on occasion to existing customers has increased earnings to a limited extent but there are no assurances that future sales of this type will continue or that existing customers will continue to renew their service contracts as their present archiving equipment becomes older or more obsolete. The Company's primary current and expected near term operating results are dependent on the sale of annual service contracts to existing customers. If sufficient customers do not renew their contracts, it could result in significant adverse operating results for ASI. The company has sufficient operating revenue and capital at present to maintain operations, however; ASI cautions that a number of important factors, including those mentioned above could cause ASI to fall short of the required minimum cash requirements to maintain operations or may cause actual results for Fiscal 2001 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of ASI. Such statements contain a number of risks and uncertainties, including, but not limited to the uncertainty of additional funding, should it become necessary, future capital needs, variable operating results, lengthy sales cycles, dependence on ASI's COLD system product, rapid technological change and new product development, reliance on single or limited sources of supply, intense competition, turnover in management, ASI's ability to manage growth, dependence on significant customers, dependence on key personnel, and ASI's ability to protect its intellectual property. ASI cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of ASI's securities.

Recent Developments
-------------------

Settlement Agreement with Anacomp, Inc. and Eastman Kodak Company

On April 23, 2001, ASI announced that it had received a monetary settlement pursuant to a signed settlement agreement with Anacomp, Inc. ("Anacomp") and Eastman Kodak Company ("Kodak"), resolving its patent infringement lawsuit against defendants Anacomp and Kodak in the United States District Court for the District of Rhode Island.

After the payment of legal fees and the share of the settlement allocable to the co-owner of the patent, ASI will receive net proceeds of approximately $4,000,000, of which approximately $2,200,000 will be used to retire outstanding debt and payables. Included in the debt is an issue of approximately $1,600,000 that is convertible into common stock of the Company, which the holder has stated he will not convert.

This settlement represents a significant milestone and critical junction in the long-term future of the Company. The management of ASI will be assessing various strategic alternatives, which will best benefit its shareholders, customers and employees.

System Sale

On May 11, 2001, ASI received a purchase order to sell a small Optical Archiving System to an optical storage solutions provider in Kansas City, MO valued at approximately $120,000. The purchase order includes future maintenance services for one year on a warranty basis. The system shipped on May 14, 2001. There can be no assurance that this sale will result in additional system sales or additional maintenance revenues after the warranty period has expired.

Results of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.

Access Solutions International, Inc. designs, develops, manufactures and markets information storage and retrieval systems, including both software and hardware. ASI is the developer of GIGAPAGE, an MVS/CICS COLD application providing storage and access to terabytes of corporate data for business analysis, customer service, regulatory and research applications. The Company's sales consist of sales of products and services. Products sold by the Company consist of COLD systems, software and hardware including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by the Company include post-installation maintenance and support. The Company recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. The Company sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. The Company recognizes revenue from service contracts on a straight-line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of December 31, 2000, the Company had deferred revenue in the amount of $445,064, which it will recognize through December 31, 2001.

Three Months and Six Months ended December 31, 2000 compared to Three Months and Six Months ended December 31, 1999

Net Sales

The Company's sales consist of sales of products and services. Products sold by the Company consist of COLD systems, software and hardware including replacement disk drives, subassemblies and miscellaneous peripherals. Services rendered by the Company include post-installation maintenance and support. The Company recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. The Company sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. The Company recognizes revenue from service contracts on a straight-line basis over the term of the contract. Not all one-year contracts are based on the calendar year. The unearned portion of the service revenue is reflected as deferred revenue. As of December 31, 2000, the Company had deferred revenue in the amount of $445,063, which it will recognize through December 31, 2001.

Net sales for the three months ended December 31, 2000 were $216,497 compared with $253,480 for the three months ended December 31, 1999, a decrease of $36,983 or 15%, and $433,125 for the six months ended December 31, 2000, compared with $479,441 for the six months ended December 31, 1999, a decrease of $46,317 or 10%. Product sales were $9,000 for the second quarter of Fiscal 2001 compared with $65,303 for the second quarter of Fiscal 2000, a decrease of $56,303 or 86%, and $18,533 for the six months ended December 31, 2000 compared with $87,344 for the six months ended December 31, 1999, a decrease of $68,811 or 79%. Product sales decreased because an upgrade sale to an existing customer was made in the second quarter of Fiscal 2000 that was not similarly recognized in the second quarter or first half of Fiscal 2001. Service revenues were $207,497 for the second quarter of Fiscal 2001, compared with $188,177 for the second quarter of Fiscal 2000, an increase of $19,320 or 10%, and $414,592 for the six months ended December 31, 2000 compared with $392,097 for the six months ended December 31, 1999, an increase of $22,495 or 6%.

Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate decreased 5% to $49,505 for the three months ended December 31, 2000 from $52,334 for the three months ended December 31, 1999 and decreased 11% to $103,207 for the six months ended December 31, 2000 from $115,495 for the six months ended December 31, 1999, in each case as a result of more effective maintenance contract and services coordination. Costs of sales for services increased 5% to $49,505 for the three months ended December 31, 2000 from $47,013 for the three months ended December 31, 1999 and decreased 1% to $102,962 for the six months ended December 31, 2000 from $104,441 for the six months ended December 31, 1999.

The Company's operating expenses include selling expenses, general and administrative expenses. General and administrative expenses consist primarily of employee compensation and overhead. Selling expenses consist primarily of customer service and customer assistance services to existing customers.

Selling Expenses

Selling expenses decreased by $4,900 or 13% to $33,557 for the three months ended December 31, 2000 from $38,457 for the three months ended December 31, 1999 and decreased by $10,685 or 14% to $66,089 for the six months ended December 31, 2000 from $76,774` for the six months ended December 31, 1999.

General and Administrative Expenses

General and administrative expenses consist of employee compensation, administrative expenses and customer support expenses. General and administrative expenses decreased 44% or $51,538 to $64,901 for the three months ended December 31, 2000 from $116,439 for the three months ended December 31, 1999 and increased 4% or $8,641 to $213,153 for the six months ended December 31, 2000 from $204,512 for the six months ended December 31, 1999. This increase was due to higher legal fees as a result of increased litigation activity in regards to ASI's lawsuit against Dataware and Kodak and ASI's establishment of new agreements with PaperClip. The lower general and administrative expense for the three months ended December 31, 2000 was due to an over accrual of legal expenses in the first quarter of FY 2001.

Research and Development Expenses

ASI's total expenditures for research and development for Fiscal 2000 and Fiscal 1999 were $90,343 and $119,243, respectively. Fiscal 2001 research and development expenses are substantially reduced from these levels as evidenced from ASI's unaudited statements of operations (presented on page 5 and below) and consist of one employee's part time payroll, depreciation on associated equipment and various sundry items. Research and development expenses decreased by 62% or $17,964 to $10,942 for the three months ended December 31, 2000 from $28,906 for the three months ended December 31, 1999 and decreased by 42% or $21,097 to $29,148 for the six months ended December 31, 2000 from $50,245 for the six months ended December 31, 1999. The decrease in research and development was primarily due to reduced personnel costs and decreased Research and Development activities.

Other Income and Expenses

Other income and expenses consisted of interest expense which increased $114,036 to $145,597 for the three months ended December 31, 2000 from $31,561 for the three months ended December 31, 2000 and the same amount to $177,158 for the six months ended December 31, 2000 from $63,122 for the six months ended December 31, 1999. The increased interest expense is a result of accrued interest on higher advanced amounts to fund the litigation against Kodak and Dataware and to offset under-accruals in prior periods. ASI borrowed funds at an annual interest rate of 19% from a former stockholder, director and part owner of ASI's patent to fund its patent infringement litigation against Dataware and Kodak. Interest income increased by $4,387 to $4,402 for the three months ended December 31, 2000 from $15 for the three months ended December 31, 1999 and increased by $4,423 to $4,482 for the six months ended December 31, 2000 as compared to $59 for the six months ended December 31, 1999. Interest income increased due to higher operating balances generated by increased operating income. Other expenses decreased by $39,981 due to the loss on disposition of fixed asset. No similar expenses were incurred in the second quarter of Fiscal 2000.

Net Loss

As a result of the foregoing, the Company's net loss increased 656% to $116,993 ($.03 per share on 3,963,940 weighted average shares outstanding) for the three months ended December 31, 2000 from $15,484 ($.004 per share on 3,963,940 weighted average shares outstanding) during the three months ended December 31, 1999 and increased 475% to a loss of $184,325 (.05 per share on 3,963,940 weighted average shares outstanding) for the six months ended December 31, 2000 from 32,065 ($.01 per share on 3,963,940 weighted average shares outstanding) for the six months ended December 31, 1999. The increased net loss was primarily attributable to increased patent litigation legal expenses and the associated loan expenses.

Liquidity and Capital Resources

The Company had a working capital deficit of $788,556 at December 31, 2000 as compared to a working capital deficit of $888,971 at June 30, 2000.

Total cash used by operating activities during the six-month periods ended December 31, 2000 and 1999 was $236,127 and $425,248 respectively. The Company's net losses for these periods were $184,325 and $32,065, respectively. In addition to funding the Company's net loss, the major uses of capital for operating activities during the six-month period ended December 31, 2000 included a reduction in deferred revenue on prepaid service contract of $40,597, an accrued expense balance reduction of $32,857 and a decrease in the provision for doubtful accounts in the amount of $13,167.

Total cash provided by investing activities was $7,873, representing the principal portion of a payment received against a Note Receivable from PaperClip.

Cash provided by financing activities was $228,101 for the six-month period ended December 31, 2000 and $411,834 for the six-month period ended December 31, 1999. This represented additional advances to fund legal expenses in connection with the lawsuit against Dataware and Kodak. These advances are recorded as legal expenses of ASI, and as such are included in General and Administrative expenses on the unaudited Statements of Operations.

ASI has suffered recurring losses and negative cash flows from FY 1992 - 1999 and has had positive cash flows from operating activities only since July 1, 1999. The recurring losses and negative cash flows from operating activities raise substantial doubt about ASI's ability to continue as a going concern. As a result, ASI's independent accountants in their report dated December 12, 2000 on the audited financial statements for the year ended June 30, 2000, included an explanatory paragraph that described factors raising substantial doubt about ASI's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classifications of liabilities or any other adjustments that might be necessary should ASI be unable to continue as a going concern.

As of December 31, 2000, ASI had long term debt totaling $1,075,548 with accrued interest of $440,103. The former amount includes gross proceeds in the amount of $650,000 from a loan to ASI in conjunction with the sale of a 30% interest in the Company's patents for $100,000 and advances of $425,548. The loan principal bears interest at a rate of 19% and converts to a demand note at the lesser of three years or the completion of the Company's patent litigation.

ASI believes that funds generated from operations and interest income will be sufficient to meet ASI's working capital requirements through December 2003.

In November 2000, advances receivable from PaperClip, already fully allowed for were exchanged for 3,649,543 shares of Series A Convertible Preferred PaperClip Stock, $.01 par value per share (the "Series A Preferred Stock"). The exchange represented payment in full for advances and accrued interest receivable from PaperClip pursuant to the Management Agreement. The shares of Series A Preferred Stock were issued at the equivalent price of $0.71 per share (see notes to unaudited financial statements, page 7 and Recent Developments). No value has been recorded on the Company's financial statements for this investment due to PaperClip's recent deteriorating stock value and its poor financial condition.

In addition, the January 29, 1997, $300,000 convertible promissory note and accumulated interest was exchanged for a new non-interest bearing promissory note in the amount of $405,530 that is also secured by the assets of PaperClip. The new promissory note requires 35 payments of $11,265 and a final payment in the amount of $11,255. The note was recorded in the amount of its discounted present value at 12% for $339,153 prior to applying $7,874 against the principal from the first payment on the note.

While the Company believes that the current corporate infrastructure could support significant increases in sales without a proportionate increases in overhead costs, it also believes that an additional Research and Development investment would be required to calibrate present software and hardware products to existing optical storage technology and enterprise expectations. However, there can be no assurances that sales will increase or that any cost advantage will result.

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


                              Access Solutions International, Inc.


Date: May 15, 2001            By: /s/ Robert  H. Stone
                              ------------------------
                                      Robert  H. Stone,
                                      President and CEO





Date: May 15, 2001            By: /s/ Denis L. Marchand
                              --------------------------
                                      Denis L. Marchand,
                                      Vice President of Finance and
                                      Administration and
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)