Form 10QSB
period 2001-03-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2001-05-21
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549



FORM 10-QSB



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2001

                                       or

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

                                650 Ten Rod Road
                                ----------------
                            North Kingstown, RI 02852
                    (Address of principal executive offices)

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

                      Access Solutions International, Inc.

                                      INDEX



PART I.   FINANCIAL INFORMATION                                          PAGE

Item 1.   Financial Statements

          Condensed   balance sheets--March 31, 2001 (unaudited)
          and June 30, 2000                                                 3

          Condensed  (unaudited) statements of operations --Three
          months and nine months ended  March 31, 2001 and 2000             5

          Condensed  (unaudited)  statements of cash flows -- Nine
          months ended March 31, 2001 and 2000                              6

          Notes to unaudited condensed financial
          statements                                                        7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 15

Signatures                                                                 16

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets


                                                        March 31,     June 30,
                                                          2001          2000
                                                      -----------    -----------
                                                      (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                         $   140,147    $    58,042
    Trade accounts receivable, net of allowance for
         doubtful accounts of $0 and $13,167               23,163        259,308
    Inventories                                            26,549         25,407
    Prepaid expenses and other current assets              32,118         39,129
                                                      -----------    -----------
       Total current assets                               221,977        381,886

Notes receivable - PaperClip                              315,533      2,220,722
Allowance for doubtful accounts - Notes Receivable       (315,533)    (2,220,722)
                                                      -----------    -----------
Net Notes receivable - PaperClip                             --             --

Fixed assets, net                                           9,368         62,626

Other assets:
       Deposits and other assets                             --            5,121
                                                      -----------    -----------

Total assets                                          $   231,345    $   449,633
                                                      ===========    ===========


             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                            Condensed Balance Sheets

                                                               March 31,       June 30,
                                                                 2001            2000
                                                             ------------    ------------
                                                             (Unaudited)
Liabilities and stockholders' deficit Current liabilities:
    Accounts payable                                         $    457,968    $    611,789
    Accrued salaries and wages                                     57,696          84,891
    Accrued expenses                                               64,443          88,516
    Deferred revenue-prepaid service contracts                    380,370         485,661
                                                             ------------    ------------
         Total current liabilities                                960,477       1,270,857

Notes payable                                                   1,581,977       1,287,549

         Total liabilities                                      2,542,454       2,558,406
                                                             ------------    ------------

Stockholders' deficit:
    Common Stock, $.01 par value, 13,000,000
      shares authorized, 3,965,199 shares issued                   39,652          39,652
Additional paid-in capital                                     17,637,694      17,637,694
    Accumulated deficit                                       (19,970,399)    (19,768,063)
                                                             ------------    ------------

                                                               (2,293,053)     (2,090,717)

    Treasury stock, at cost (1,259 shares)                        (18,056)        (18,056)
                                                             ------------    ------------
         Total stockholders' deficit                           (2,311,109)     (2,108,773)
                                                             ------------    ------------

         Total liabilities and stockholders' deficit         $    231,345    $    449,633
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

                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)

                                                     For the Three Months           For the Nine Months
                                                       Ended March 31,                Ended March 31,
                                                     2001           2000           2001           2000
                                                 -----------    -----------    -----------    -----------
Net sales:
    Products                                     $     3,750    $     7,350    $    25,143    $    94,694
    Services                                         194,913        195,766        606,644        587,863
                                                 -----------    -----------    -----------    -----------
     Total net sales                                 198,663        203,116        631,787        682,557
                                                 -----------    -----------    -----------    -----------

 Cost of sales:
    Products                                            --              392            245         11,446
    Services                                          38,470         53,255        141,432        157,695
                                                 -----------    -----------    -----------    -----------
     Total cost of sales                              38,470         53,647        141,677        169,141
                                                 -----------    -----------    -----------    -----------

Gross profit                                         160,193        149,469        490,110        513,416
                                                 -----------    -----------    -----------    -----------

Operating expenses:
    Selling expense                                   30,405         34,675         96,495        112,693
    General and administrative expense                88,174         86,977        243,203        293,570
Research and development expense                      11,197         21,077         40,345         71,918
                                                 -----------    -----------    -----------    -----------
     Total operating expenses                        129,776        142,729        380,043        478,181
                                                 -----------    -----------    -----------    -----------

Profit from operations                                30,417          6,740        110,067         35,235
                                                 -----------    -----------    -----------    -----------

Interest / Other Income and Expense
    Interest income                                   (7,445)          (726)       (11,926)          (785)
    Interest expense                                  45,580         31,218        222,738         94,340
    Other income                                     (15,746)          --          (23,620)          --
    Legal expense related to defense of patent        25,270           --           83,392           --
    Other expense                                        771             70         41,820           --
                                                 -----------    -----------    -----------    -----------
     Total interest  / other expense                  48,430         30,562        312,404         93,555
                                                 -----------    -----------    -----------    -----------
Net loss                                         ($   18,013)   ($   23,822)   ($  202,337)   ($   58,320)
                                                 ===========    ===========    ===========    ===========

Net Loss per common share                              (0.00)         (0.00)         (0.05)         (0.01)
Weighted average number of
Common shares                                      3,963,940                     3,963,940


             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                       Condensed Statements of Cash Flows
                       For the Nine Months Ended March 31,
                                   (Unaudited)

                                                           2001         2000
                                                        ---------    ---------
Cash flows from operating activities
    Net loss                                            ($202,337)   ($ 58,320)
                                                        ---------    ---------
Adjustments to reconcile net loss to net cash used by
      operating activities:
        Loss on disposition of fixed assets                40,755         --
        Depreciation and amortization                      17,624       56,544
        Decrease in provision for doubtful accounts -
          Trade receivables                                (8,167)      (8,400)
        Decrease in provision for PaperClip Allowance     (23,620)        --
        Changes in assets and liabilities:
        (Increase) decrease in:
         Trade accounts receivable                        244,312      160,091
         Inventories                                       (1,142)      (4,509)
         Prepaid expenses and other current assets          7,012       17,529
         Increase (decrease) in:
         Accounts payable                                (153,821)      41,883
         Accrued expenses                                 (51,268)    (349,151)
         Deferred revenue - prepaid service contracts    (105,291)    (119,245)
                                                        ---------    ---------

NET CASH USED BY OPERATING ACTIVITIES                    (235,943)    (263,578)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Pay-down of Notes Receivable - PaperClip               23,620         --
    Purchases of fixed assets                                --           (435)
                                                        ---------    ---------
NET CASH PROVIDED BY/(USED BY) INVESTING ACTIVITIES        23,620         (435)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Notes Payable - Litigation Advances     294,428      432,209
                                                        ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 294,428      432,209
                                                        ---------    ---------

NET INCREASE IN CASH                                       82,105      168,196

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             58,042       83,402
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 140,147    $ 251,598
                                                        =========    =========


             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. Form 10-KSB for the period ended June 30, 2000.

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

After the payment of legal fees and the share of the settlement allocable to the co-owner of the patent, ASI will receive net proceeds of approximately $4,200,000, of which approximately $2,200,000 will be used to retire outstanding debt and payables. Included in the debt is an issue of approximately $1,600,000 that is convertible into Common Stock of the Company, which the holder has stated he will not convert.

2.  PaperClip Financial Transactions

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

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

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

On November 2, 2000, ASI and PaperClip entered into an agreement whereby the January 29, 1997, $300,000 convertible promissory note and accumulated interest was exchanged for a new promissory note in the amount of $405,530 that is also secured by the assets of PaperClip. The new promissory note requires 35 payments of $11,265 and a final payment in the amount of $11,265. The note can be accelerated upon the occurrence of certain events, including failure to meet any payment obligation contained in the Note within five (5) days of when due, discontinuation of business, insolvency or bankruptcy or transfer of PaperClip or substantially all of its assets to any entity except ASI. If the indebtedness is not paid when due (including as a result of the acceleration of the repayment of the indebtedness), the indebtedness outstanding then would bear interest from the date such payment was due at 15% percent per annum. In November 2000, the note was recorded at the present value of its discounted payments at a 12% rate in the amount of $339,153. Due to PaperClip's financial condition and payment history, an allowance was established for the full amount of the note. ASI has recorded three payments from PaperClip during FY 2001, for which the principal and the allowance were reduced by the payment amounts less the imputed interest..

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

On November 2, 2000, ASI and PaperClip also entered into an agreement whereby the additional indebtedness of PaperClip arising from Management Agreement advances totaling $2,305,507, including accrued interest through December 31, 1999, was converted to 3,649,543 shares of PaperClip's Series A Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"). Each share of Series A Preferred Stock is convertible into one share of Common Stock subject to an adjustment in the conversion rate in the event that Paperclip issues shares of Common stock or securities pursuant to which Common Stock is issuable at a per share price of less than the price paid by the Company for the preferred shares. PaperClip may in its sole discretion, require the conversion of all, but not less than all, of the then outstanding Series A Preferred Stock if PaperClip's Common Stock has traded for not less than sixty (60) consecutive days at a closing price of not less than 150% of the implied conversion price of the Series A Preferred Stock. PaperClip's Common Stock is publicly traded on the OTC Bulletin Board. No value has been recorded on the Company's financial statements for this investment due to PaperClip's recent deteriorating stock value and its poor financial condition. PaperClip's Common Stock is presently traded on the OTC Bulletin Board. As of December 31, 2000, there were approximately 777 holders of record of the Company's shares of Common Stock and as of May 15, 2001, PaperClip's Common Stock an ask price was approximately $.07 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Factors That May Affect Future Performance

ASI has suffered recurring losses and negative cash flows from FY 1992 - 1999 and has had positive cash flows from operating activities only since July 1, 1999 (FY 2000). The recurring losses and negative cash flows from operating activities raised substantial doubt about ASI's ability to continue as a going concern. As a result, ASI's independent accountants in their report dated December 12, 2000 on the audited financial statements for the year ended June 30, 2000, included an explanatory paragraph that described factors raising substantial doubt about ASI's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classifications of liabilities or any other adjustments that might be necessary should ASI be unable to continue as a going concern. As a result of these continuing net losses, during the last 2 1/2 years, in order to do so, ASI has had to reduce its labor force to the minimum amount necessary to service existing contracts. ASI has not been engaged in any marketing or sales efforts to generate new contracts and does not expect any significant increase in future revenue from operations as a result. Sales of upgrades and media on occasion to existing customers have increased earnings to a limited extent but there are no assurances that future sales of this type will continue or that existing customers will continue to renew their service contracts as their present optical archiving systems become more aged or obsolete. The Company's primary current and expected near term operating results are dependent on the sale of annual service contracts to existing customers. If sufficient customers do not renew their contracts, it could result in significant adverse operating results for ASI. The company has sufficient operating revenue and capital at present to maintain operations; however, ASI cautions that a number of important factors, including those mentioned above, could cause ASI to fall short of the required minimum cash requirements to maintain operations or may cause actual results for Fiscal 2001 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of ASI. Such statements contain a number of risks and uncertainties, including, but not limited to the uncertainty of additional funding should it become necessary, future capital needs, variable operating results, lengthy sales cycles, dependence on ASI's COLD system product, rapid technological change and new product development, reliance on single or limited sources of supply, intense competition, turnover in management, ASI's ability to manage growth, dependence on significant customers, dependence on key personnel, and ASI's ability to protect its intellectual property. ASI cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of ASI's securities.

Analysis of ASI's results for the years ended June 30, 1999, June 30, 2000 and YTD March 31, 2001 demonstrates the achievement of positive direct operating income when legal expense related to defense of ASI's patent totaling $140,813 for the year ended June 30, 1999 and $60,211 for the year ended June 30, 2000 are reclassified from General and Administration expense to Interest / Other Income and Expense. The nine-month period ending March 31, 2001 already classifies legal expense related to the defense of ASI's patent of $83,392 as a line item of Interest / Other Income and Expense so no adjustment is required to derive direct operating income for that period. Direct operating income is defined as income from operations, net of expenses not related to the day to day operations of the business, but inclusive of non-cash items such as depreciation and amortization. Direct operating (loss)/ income for the annual periods ended June 30, 1999, June 30, 2000 and for the nine months ended March 31, 2001 were ($378,071), $93,866 and $110,067. ASI has not yet realized a net income in any of these periods and cannot predict whether or not it will achieve positive net income in the future.

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

After the payment of legal fees and the share of the settlement allocable to the co-owner of the patent, ASI will receive net proceeds of approximately $4,200,000, of which approximately $2,200,000 will be used to retire outstanding debt and payables. Included in the debt is an issue of approximately $1,600,000 that is convertible into Common Stock of the Company, which the holder has stated he will not convert.

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

Access Solutions International, Inc. designs, develops, manufactures and markets information storage and retrieval systems, including both software and hardware. ASI is the developer of GIGAPAGE, an MVS/CICS COLD application providing storage and access to terabytes of corporate data for business analysis, customer service, regulatory and research applications. Services rendered by the Company include post-installation maintenance and support. The Company sells extended service contracts on the majority of the products it sells. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. The Company recognizes revenue from service contracts on a straight-line basis over the term of the contract. As of March 31, 2001, the Company had deferred revenue in the amount of $380,370, which it will recognize through March 31, 2001.

Three Months and Nine Months ended March 31, 2001 compared to Three Months and Nine Months ended March 31, 2000

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

Net sales for the three months ended March 31, 2001 were $198,663 compared with $203,116 for the three months ended March 31, 2000, a decrease of $4,453 or 2%, and $631,787 for the nine months ended March 31, 2001, compared with $682,557 for the nine months ended March 31, 2000, a decrease of $50,770 or 7%. Product sales were $3,750 for the third quarter of Fiscal 2001 compared with $7,350 for the third quarter of Fiscal 2000, a decrease of $3,600 or 49%, and $25,143 for the nine months ended March 31, 2001 compared with $94,694 for the nine months ended March 31, 2000, a decrease of $69,551 or 73%. Product sales decreased because an upgrade sale to an existing customer was made in the second quarter of Fiscal 2000 that was not similarly recognized in the second quarter or first half of Fiscal 2001. Service revenues remained fairly constant at $194,913 for the third quarter of Fiscal 2001, compared with $195,766 for the third quarter of Fiscal 2000, a decrease of $853 and $606,644 for the nine months ended March 31, 2001 compared with $587,863 for the nine months ended March 31, 2000, an increase of $18,781 or 3%. This increase was due to higher customer requested services exclusive of services covered by ASI's standard service contracts.

Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate decreased $15,176 or 28% to $38,470 for the three months ended March 31, 2001 from $53,647 for the three months ended March 31, 2000 and decreased 16% to $141,677 for the nine months ended March 31, 2001 from $169,141 for the nine months ended March 31, 2000. Costs of sales for services decreased 28% to $38,470 for the three months ended March 31, 2001 from $53,255 for the three months ended March 31, 2000 and decreased 10% to $141,432 for the nine months ended March 31, 2001 from $157,695 for the nine months ended March 31, 2000. The cost of sales reduction for products was volume related while the cost of sales for services resulted from more effective maintenance contract and services coordination.

The Company's operating expenses include selling expenses, general and administrative expenses. General and administrative expenses consist primarily of employee compensation and overhead. Selling expenses consist primarily of customer service and customer assistance services to existing customers.

Selling Expenses

Selling expenses decreased by $4,270 or 12% to $30,405 for the three months ended March 31, 2001 from $34,675 for the three months ended March 31, 2000 and decreased by $16,198 or 14% to $96,495 for the nine months ended March 31, 2001 from $112,693` for the nine months ended March 31, 2000.

General and Administrative Expenses

General and administrative expenses consist of employee compensation, administrative expenses and customer support expenses. General and administrative expenses increased 1% or $1,197 to $88,174 for the three months ended March 31, 2001 from $86,977 for the three months ended March 31, 2000 and decreased 17% or $50,366 to $243,203 for the nine months ended March 31, 2001 from $293,570 for the nine months ended March 31, 2000. This decrease was due to lower salary and insurance costs.

Research and Development Expenses

ASI's total expenditures for research and development for Fiscal 2000 and Fiscal 1999 were $90,343 and $119,243, respectively. Fiscal 2001 research and development expenses are substantially reduced from these levels as evidenced from ASI's unaudited statements of operations (presented on page 5 and below) and consist of one employee's part time payroll, depreciation on associated equipment and various sundry items. Research and development expenses decreased by 47% or $9,880 to $11,197 for the three months ended March 31, 2001 from $21,077 for the three months ended March 31, 2000 and decreased by 44% or $31,573 to $40,345 for the nine months ended March 31, 2001 from $71,918 for the nine months ended March 31, 2000. The decrease in research and development was primarily due to reduced personnel costs and decreased Research and Development activities.

Interest / Other Income and Expense

Interest / Other Income and Expense consists of interest income, interest expense, other income, other expense and non-interest legal expenses associated with defense of ASI's patent.

Interest income which increased by $6,719 to $7,445 for the three months ended March 31, 2001 from $726 for the three months ended March 31, 2000 and increased by $11,141 to $11,926 for the nine months ended March 31, 2001 as compared to $785 for the nine months ended March 31, 2000 consists of interest earned from funds held on deposit at banks for imputed interest on payments made by PaperClip under a renegotiated agreement that was signed on November 2, 2000 (See page 9). Interest income increased in FY 2001 because no such payments were received by PaperClip in the prior FY 2000.

Other income consists primarily of return of principal received from PaperClip regarding the above agreements and was $15,746 for the three months ended March 31, 2001 and $23,620 for the nine months ended March 31, 2001. As noted above, no such payments were received from PaperClip in the prior fiscal year.

Interest expense increased $14,362 from $31,218 for the three months ended March 31, 2000 to $45,580 for the nine months ended March 31, 2001 and by $128,398 for the nine months ended March 31, 2001 to $222,738 for the nine months ended March 31, 2001 as a result of accrued interest on amounts advanced to fund the litigation against Kodak and Dataware. ASI borrowed funds at an annual interest rate of 19% from a former stockholder, director and part owner of ASI's patent to fund its patent infringement litigation against Dataware and Kodak. The higher expense in the FY 2001 is a result of adjustments for under accruals of interest payable in the quarter ended September 31, 2001 and prior FY 2000.

Other expense consists of foreign exchange losses, losses relating to the disposition of assets and other miscellaneous expenses. Other expense was $771 for the three months ended March 31, 2001 and $41,820 for the nine months ended March 31, 2001. No material other expense was incurred in the prior period ended March 31, 2000.

Legal expenses related to defense of patent were $25,270 for the three months ended March 31, 2001 and $83,392 for the nine months ended March 31, 2001 and involved patent litigation against Dataware and Kodak relating to defense of its patents 4,775,969 and 5,034,914. The higher legal expense levels are a result of increased legal activity in order to effect the settlement. In the past, these expenses have been classified as a General and Administrative expenses because the outcome of the litigation was unknown. Now that a settlement has been reached, these expenses are being reported under Interest / Other Income and Expense to differentiate them as non-operating, patent defense associated costs.

Net Loss

As a result of the foregoing, the Company's net loss of $18,013 was only slightly more favorable than the prior year's net loss of $23,822. Both results were under one cent ($.01) per share calculated on 3,963,940 weighted average shares outstanding. Net loss for the nine months ended March 31, 2001 increased from $58,320 ($.01 per share on 3,963,940 weighted average shares outstanding) to a net loss of $202,337 (.05 per share on 3,963,940 weighted average shares outstanding) for the nine months ended March 31, 2001. The increased net loss was primarily attributable to increased patent litigation legal expenses and the associated loan expenses.

Liquidity and Capital Resources

The Company had a working capital deficit of $738,500 at March 31, 2001 as compared to a working capital deficit of $888,971 at June 30, 2000.

Total cash used by operating activities during the nine-month periods ended March 31, 2001 and 2000 was $235,943 and $263,578 respectively. The Company's net losses for these periods were $202,337 and $58,320, respectively. In addition to funding the Company's net loss, the major uses of capital for operating activities during the nine-month period ended March 31, 2001 included a reduction in accounts payable by $153,821, reduced deferred revenue on prepaid service contracts by $105,291, and an accrued expense balance reduction of $51,268. These amounts were offset by a reduction in accounts receivable of $244,312.

Total cash provided by investing activities was $23,620, representing the principal portion of a payment received against a Note Receivable from PaperClip.

Cash provided by financing activities was $294,428 for the nine-month period ended March 31, 2001 and $432,209 for the nine-month period ended March 31, 2000. This represented additional advances to fund legal expenses in connection with the lawsuit against Dataware and Kodak. These advances are recorded as legal expenses of ASI, and as such are included in Other Income and Interest expenses on the unaudited Statement of Operations.

ASI has suffered recurring losses and negative cash flows from FY 1992 - 1999 and has had positive cash flows from operating activities only since July 1, 1999 (FY 2000). The recurring losses and negative cash flows from operating activities raised substantial doubt about ASI's ability to continue as a going concern. As a result, ASI's independent accountants in their report dated December 12, 2000 on the audited financial statements for the year ended June

30, 2000, included an explanatory paragraph that described factors raising substantial doubt about ASI's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classifications of liabilities or any other adjustments that might be necessary should ASI be unable to continue as a going concern.

As of March 31, 2001, ASI had long term debt totaling $1,096,295 with accrued interest of $485,683. The former amount includes gross proceeds in the amount of $650,000 from a loan to ASI in conjunction with the sale of a 30% interest in the Company's patents for $100,000 and advances of $446,295. The loan principal bears interest at a rate of 19% and converts to a demand note at the lesser of three years or the completion of the Company's patent litigation.

ASI believes that funds generated from operations and interest income will be sufficient to meet ASI's working capital requirements through March 2003.

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

In addition, the January 29, 1997, $300,000 convertible promissory note and accumulated interest was exchanged for a new non-interest bearing promissory note in the amount of $405,530 that is also secured by the assets of PaperClip. The new promissory note requires 35 payments of $11,265 and a final payment in the amount of $11,265. The note was recorded in the amount of its discounted present value at 12% for $339,153 prior to applying $23,620 against the principal from payments on the note.

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


                                  Access Solutions International, Inc.


Date: May 21, 2001                By: /s/ Robert  H. Stone
                                  ------------------------
                                          Robert  H. Stone
                                          President and CEO





Date: May 21, 2001                By: /s/ Denis L. Marchand
                                  -------------------------
                                          Denis L. Marchand
                                          Vice President of Finance and
                                          Administration and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)