Form 10KSB
period 2001-06-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2001-10-15
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended June 30, 2001
                                       or
[ ] Transition Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission file number 0-28920

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $945,978.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $.19 per share, the closing price of the Common Stock on June 30, 2001: $753,149.

The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of June 30, 2001 was 3,963,940.

Documents Incorporated by Reference:
         None

                                     Part I

Item 1.  Description of Business

Statements

Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes"", "will", "should" "anticipates", "expects" and similar expressions are intended to identify forward looking statements. ASI cautions that a number of important factors could cause actual results for Fiscal 2002 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of ASI. Such statements contain a number of risks and uncertainties, including, but not limited to the outcome of management's assessment of ASI's long-term strategic alternatives, ongoing capital needs, variable operating results, dependence on ASI's COLD system product, competing with rapid technological change and new product development, reliance on single or limited sources of supply, intense competition, turnover in management, dependence on significant customers and dependence on key personnel. ASI cannot assure that it will be able to anticipate or respond timely to changes that could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of ASI's securities.

Recent Developments

In November of 2000, PaperClip Software, Inc. and ASI entered into an agreement whereby the indebtedness to ASI in the amount of $300,000, plus all accrued interest through December 31, 1999 in the amount of $105,300, will be paid for by the execution and delivery of a new promissory note from PaperClip to ASI in the aggregate principal amount of $405,300. All amounts due under the new Note will be paid for over a period of three (3) years in thirty-six (36) equal installments of $11,265 beginning on January 1, 2000. Although payments are current on the note, ASI has fully reserved for the value of the new promissory note due to PaperClip's poor financial condition.

As a result of advances issued to PaperClip from November 12, 1997 through August 24, 1998, PaperClip is indebted to ASI in the amount of $2,305,506 including interest. ASI will exchange the above indebtedness for shares of a new class of PaperClip convertible preferred stock (the "Preferred Stock"). Each share of Preferred Stock will be convertible into one share of PaperClip's common stock ("common stock") subject to anti-dilution protection in the event of a stock split, stock dividend, recapitalization or similar change to the capital structure of PaperClip. The shares are convertible at anytime at ASI's option or at PaperClip's option, provided that immediately prior to conversion, the common stock has traded for not less than 60 consecutive days at a closing price of 150% of the implied conversion price. The implied conversion price is derived by dividing the amount of the additional indebtedness by the number of shares of common stock issuable upon conversion by ASI of the preferred stock. The "Converted Shares" would equal 27.5% of the then outstanding Common Stock. The holders of the converted common stock will have piggyback registration rights on the Converted Shares underlying the Preferred Stock. Such piggy back registration rights on the converted stock will expire with respect to the holder when such shares are eligible for sale pursuant to Rule 144(k) promulgated and the rules and regulations of the Securities Act of 1933. The preferred stock will not be entitled to dividends and will have a liquidation preference equal to $2,305,506. No value has been recorded on the Company's financial statements for this investment due to PaperClip's deteriorating stock value and its poor financial condition.

On April 23, 2001, ASI announced that it had received a monetary settlement pursuant to a signed settlement agreement with Anacomp, Inc. ("Anacomp") and Kodak (See Item 3. Legal Proceedings.) As a result of this settlement, ASI also announced that management would be assessing strategic alternatives which will best benefit its shareholders, customers and employees.

Financing

On May 27, 1998, ASI completed a financing agreement that called for the purchase of a 30% interest in several of the Company's patents by a stockholder and former director, for $100,000. These patents were the subject of a lawsuit pending in the United States District Court for the District of Rhode Island. See item 3. In addition, this same stockholder also loaned the Company $650,000 and agreed to make additional advances up to $1,000,000 for outstanding and future legal fees and costs incurred in connection with the lawsuit.

The loan was secured by a first priority interest in these patents and bore interest at the rate of 19% and was convertible into common stock under certain circumstances. See Item 7 - financial statements, convertible notes payable footnote. The loan had a term of the lesser of three years or completion of the Company's patent litigation and converted to a demand note at the end of its term.

On May 27, 2000, ASI obtained an amendment to the loan agreement extending the due date to three years from May 27, 2000 and increasing the amount that could be borrowed under the loan to $1,500,000.

On May 1, 2001, this liability was retired in full, for the amount of $1,614,642, which represented the aggregate value of the outstanding loans, including interest. The option to convert to common stock was not exercised.

Business

ASI, a Delaware corporation formed in 1986, currently assembles and supports mainframe information storage and retrieval systems, including both software and hardware, for large companies. ASI believes that its proprietary computer output to laser disk (COLD) and data storage systems provide a faster, more reliable and more economical method of storing vast quantities of computer-generated data than is generally available from other COLD systems. ASI's COLD and optical disk storage systems, which are marketed under the brand names OAS and GIGAPAGE, and GIGAPAGE DASDI, are presently sold principally to a limited number of large organizations that have the need to store and retrieve large quantities of computer-generated data.

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

Customer Support and Service. ASI believes that its approach to customer service and support has been and will continue to be a continuing source of revenue. Because most of ASI's products are used in large-scale mainframe data centers, the successful utilization of ASI's products depends on ASI providing a high level of customer service and support. These resources include a 24-hour help desk to field all customer support and service inquiries and third-party service organizations with whom ASI contracts to provide on-site customer response for hardware-related issues.

In each of the years ended June 30, 2001 and 2000, service revenue generated from the post-sale maintenance of COLD systems accounted for approximately 85%, of ASI's total revenues. All but one of ASI's customers have elected to extend their service contracts.

As of June 30, 2001, the customer service and support group consisted of two employees, one of whom is in-house and one in the field. These personnel provide support for the engineers maintaining customer equipment in the field and provide ASI with an opportunity to recommend future system sales to such customers.

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

Customers. One customer accounted for 21%, one customer accounted for 16%, and two customers each accounted for 13% of ASI's total net sales in the year ended June 30, 2001. One customer accounted for 32%, and three customers accounted for a total of 42% of ASI's net sales in Fiscal 2000.

Competition. The computer data storage and retrieval industry is highly competitive and ASI expects this level of competition to continue to intensify. Most of ASI's competitors have substantially greater financial, marketing, development, technological and production resources than ASI. ASI's primary competitors are IBM Corporation, FileTek Corporation, Eastman Kodak Company, Mobius Management Systems, Inc., FileNet Corporation and Digital Storage Solutions, Inc. ASI believes that participants in the data storage and retrieval market compete on the basis of a number of factors including vendor and product reputation, system features, product quality, performance and price, and quality of customer support services and training. ASI positions itself to compete effectively with its competitors by offering what it believes is excellent customer service and technical support in connection with its hardware and software products.

Principal   Suppliers.   ASI's  principal   suppliers  for  the  production  and
maintenance  of its COLD  systems  are  Eastman  Kodak,  IBM Canada and  Hewlett
Packard.

Intellectual Property. ASI holds three United States patents on its directory structure and its implementation of hardware data compression. ASI relies primarily on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. ASI typically enters into confidentiality and/or license agreements with its employees, strategic partners, customers and suppliers and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of ASI's products, reverse engineer or otherwise obtain and use information ASI regards as proprietary. In response to a perceived patent infringement, ASI instituted a lawsuit against Data/Ware Development, Inc. and Eastman Kodak Company, Inc., which was recently settled. (See "Item 3. Legal Proceedings" below.)

ASI is subject to the risk of litigation alleging infringement of third-party intellectual property rights. There can be no assurance that third parties will not assert infringement claims against ASI in the future with respect to its products. Any such assertion, if found to be true and legally enforceable, could require ASI to pay damages and could require ASI to develop non-infringing technology or acquire licenses of technology that is the subject of the asserted infringement, resulting in product delays, increased costs, or both.

Assembly. Assembly of ASI's OAS is done at ASI's facility in North Kingstown, Rhode Island. ASI assembles portions of its COLD systems, which are then integrated at ASI's plant with optical disk autochanger systems manufactured by a variety of third parties. Production of the OAS entails testing, assembling and integrating standard and ASI-designed components and subassemblies built by and purchased from independent suppliers. As of June 30, 2001, ASI had one full-time manufacturing person. ASI configures and tests ASI-built and third-party-supplied hardware and software in combinations to meet a wide variety of customer requirements.

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

Employees.  As of June 30, 2001, ASI had 3 full time and 2 part-time employees.


Item 2.  Description of Property

ASI's principal offices are located in North Kingstown, Rhode Island, in a leased facility consisting of approximately 4,200 square feet of space occupied under a lease expiring in September 2001 which may be extended for three months. The three month option has been exercised so that the Company can adequately determine its future needs and requirements.


Item 3.  Legal Proceedings

On August 29, 1997, ASI filed a complaint against Data/Ware Development, Inc., ("Data/Ware"), (Anacomp's predecessor) and Eastman Kodak Company ("Kodak") alleging infringement of ASI's patents 4,775,969 and 5,034,914. The defendants had counter-claimed and counter-sued ASI. The claim stated that Data/Ware and Kodak collectively manufactured, used and/or sold equipment for recording data on optical media and alleged that the manufacture and sale of such equipment, and use by purchasers thereof, infringed one or more of the Company's patents. The claim called for an order enjoining the defendants from further infringement of its patents, damages and interest for infringement and reasonable attorney's fees and such other relief that the court deemed proper.

On April 23, 2001, ASI announced that it had received a monetary settlement pursuant to a signed settlement agreement with Anacomp, Inc. ("Anacomp") and Kodak resolving its patent infringement lawsuit against defendants Anacomp and Kodak in the United States District Court for the District of Rhode Island.

After the payment of its proportionate share of the legal fees and related expenses and the share of the settlement allocated to the co-owner of the patent, on May 1, 2001, ASI received net proceeds of $4,175,583. Approximately $2,000,000 has been used to retire outstanding debt and payables.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     Part II


Item 5.  Market for Common Equity and Related Stockholder Matters

ASI's initial public offering ("IPO") was completed on October 16, 1996. Prior to that date there was no market for the ASI Common Stock, Redeemable Warrants or Units. The ASI Common Stock, Redeemable Warrants and Units consisting of two shares of Common Stock and one Redeemable Warrant were traded on the Nasdaq SmallCap Market under the symbols "ASIC," "ASICW" and "ASICU," respectively until August 13, 1998. On that date, ASI's shares of common stock, units and warrants were delisted from the Nasdaq SmallCap Market because ASI failed to meet the net tangible assets, market capitalization, net income, bid price and market value of public float requirements as stated in Marketplace Rule(s) 4310(c)(02), 4310(c)(04), and 4310(c)(07). ASI's shares of common stock, units and warrants currently trade on the Over the Counter Electronic Bulletin Board Market "(OTC EBB)" under the symbols "ASIC," "ASICW" and "ASICU," respectively. As of June 30, 2001, there were approximately 151 holders of record of ASI Common Stock.

The following table sets forth, for the periods indicated, high and low closing bid and asked prices for the ASI Common Stock, Redeemable Warrants and Units, as reported on the Nasdaq SmallCap Market when available. Since such prices represent quotations between dealers, they do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

Common Stock


                                       ------------------    ------------------
                                            Bid Low             Asked High
                                       ------------------    ------------------

1999:
       Third Quarter                            .01                   .375
       Fourth Quarter                           .125                  .25

2000:
       First Quarter                            .06                   .15
       Second Quarter                           .01                   .15
       Third Quarter                            .01                   .25
       Fourth Quarter                           .04                   .16

2001:
       First Quarter                            .04                   .17
       Second Quarter                           .12                   .26

Redeemable Warrants


                                       ------------------    ------------------
                                            Bid Low             Asked High
                                       ------------------    ------------------

1999:
       Third Quarter                            .02                   .02
       Fourth Quarter                             -                     -

2000:
       First Quarter                            .01                   .01
       Second Quarter                             -                     -
       Third Quarter                              -                     -
       Fourth Quarter                             -                     -

2001:
       First Quarter                              -                     -
       Second Quarter                             -                     -






Units

                                       ------------------    ------------------
                                            Bid Low             Asked High
                                       ------------------    ------------------


1999:
       Third Quarter                            .11                   .25
       Fourth Quarter                           .01                   .15

2000:
       First Quarter                              -                     -
       Second Quarter                             -                     -
       Third Quarter                              -                     -
       Fourth Quarter                             -                     -

2001:
       First Quarter                              -                     -
       Second Quarter                             -                     -


ASI has not paid any cash dividends on the ASI Common Stock since its inception.


                                        7
PAGE>


Item 6.  Management's Discussion and Analysis

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ASI's net sales consist of sales primarily of support and services. Products sold by ASI consist of COLD systems, software and hardware including replacement disk drives, subassemblies and miscellaneous peripherals. Support and services rendered by ASI include post-installation maintenance and support. ASI recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. ASI had no system sales in the current year. ASI sells extended service contracts on the majority of the products it has sold. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. ASI recognizes revenue from service contracts on a straight-line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of June 30, 2001, ASI had deferred revenue in the amount of $367,951.

ASI's operating results have in the past and may in the future fluctuate significantly depending upon the renewal of service contracts; the competitive technological advancements made by the industry; and the control of general and administrative expenses. The revenue from service contracts is recognized on a straight-line basis over the term of the contract.

ASI's primary operating expenses include maintenance and general and administrative expenses. General and administrative expenses consisted this fiscal year primarily of legal fees, employee compensation, office rental and normal contractual services.

In the past, ASI has expended substantial development resources to meet customer commitments. The majority of these services were provided at no charge to honor commitments made for added features when the systems were sold. These resource expenditures have in the past placed a high overhead burden on the GIGAPAGE product line offerings. After completion of GIGAPAGE 3.0, which occurred at the end of the second quarter of Fiscal 1998, management concluded that all significant product commitments had been met. In the future, development of any new features will not be initiated unless customers make a financial commitment to cover the minimum engineering costs.

Results of Operations

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

The following table presents certain items from ASI's Statement of Operations, and such amounts as percentages of net sale, for the periods indicated. Products and service costs percentages are of product and support and services sales, respectively.

                                Year Ended June 30, 2001       Year Ended June 30, 2000
                               --------------------------     --------------------------

Net sales
     Products                  $   146,162             15%    $   138,153             15%
     Support and services          799,816             85         780,420             85
                               -----------    -----------     -----------    -----------
         Total net sales           945,978            100         918,573            100
Cost of Sales
     Products                       17,339              2          15,842              2
     Support and services          237,060             25         206,016             22
                               -----------    -----------     -----------    -----------
         Total cost of sales       254,399             27         221,858             24
Gross profit                       691,579             73         696,715             76
                               -----------    -----------     -----------    -----------
Operating expenses:
     Selling                       118,429             13         145,621             16
                                   429,801             45         427,097             46
     Research and
         development                  --             --            90,343             10
                               -----------    -----------     -----------    -----------
Total operating expenses           548,230             58         663,061             72
                                                                                      58
Interest and other expense,
                    net           (213,272)           (23)       (124,318)           (14)
                               -----------    -----------     -----------    -----------
Profit (loss) before
      litigation settlement        (69,923)            (8)        (90,664)           (10)
                               -----------    -----------     -----------    -----------
 Litigation settlement           4,175,583            441            --             --
                               -----------    -----------     -----------    -----------
Net profit (loss) before
     provision for income
     taxes                       4,105,660            433         (90,664)           (10)
                               -----------    -----------     -----------    -----------
Provision for income taxes          95,000             10            --             --
                               -----------    -----------     -----------    -----------
Net Profit (Loss)              $ 4,010,660            423%    $   (90,664)           (10%)
                               ===========    ===========     ===========    ===========

Net sales. Net sales increased 3% to $945,978 for the year ended June 30, 2001 from $918,573. Product sales increased 6% to $146,162 for the year ended June 30, 2001 from $138,153 for the year ended June 30, 2000 due to the sale of an optical storage system. Support and service revenues increased by 2% to $799,816 for the year ended June 30, 2001 from $780,420 for the year ended June 30, 2000.

Cost of sales. Cost of sales includes component costs, firmware, license costs, third-party equipment maintenance contractors and certain overhead costs. Cost of sales in the aggregate increased 15% to $254,399 for the year ended June 30, 2001 from $221,858 for the year ended June 30, 2000, primarily due to increased cost of service and support sales. Cost of sales for products increased by 9% to $17,339 for the year ended June 30, 2001 from $15,842 for the year ended June 30, 2000. This increase in cost was attributable to an increase in product sales. Cost of services increased by 15% to $237,060 for the year ended June 30, 2001 from $206,016 for the year ended June 30, 2000, due the addition of a service technician that was previously included in research and development. The research project was completed in the prior year and the individual now has service responsibilities. The Company's Gross margin decreased to 73% from 76% due to the above factors.

Sales and Support Service expenses. Selling expenses decreased by 19% or $27,192 to $118,429 for the year ended June 30, 2001 from $145,621 for the year ended June 30, 2000. The decrease was primarily the result of reductions in payroll, communication and depreciation expenses. Depreciation decreased in 2001 due to the disposal of obsolete assets.

General and administrative expenses. General and administrative expenses consist of administrative expenses and certain internal office and support expenses. General and administrative expenses decreased $2,704 or 1% to $429,801 for the year ended June 30, 2001 from $427,097 for the year ended June 30, 2000. This decrease was primarily attributable to a decrease in insurance expense.

Research and development expenses. Research and development expenses decreased 100% to zero for the year ended June 30, 2001 from $90,343 for the year ended June 30, 2000. This decrease reflects the completion of all research activity in the prior fiscal year.

Net interest and other expense. Interest expense was $240,504 for the year ended June 30, 2001 and $125,558 for the year ended June 30, 2000, an increase of 92%. This increase was primarily due to recognition of interest expense that had accrued on advances for legal fees and costs associated with the patent lawsuit. Interest income increased to $22,462 for the year ended June 30, 2001 from $1,240 for the year ended June 30, 2000. This increase was attributed to the payment of interest on a note receivable from PaperClip Software, Inc. Miscellaneous income of $47,239 at June 30, 2001 represents principal repayments on the note receivable from PaperClip Software, Inc., which is fully reserved for as of June 30, 2001. The loss on disposal of fixed assets of $42,469 for the year ended June 30, 2001 is due to the disposal of non-fully depreciated fixed assets.

Litigation settlement. For the year ended June 30, 2001, pursuant to the settlement resolving its patent infringement lawsuit against defendants Anacomp and Kodak, ASI received a net monetary award of $4,175,583.

Net income (loss) before provision for income taxes. As a result of the foregoing, ASI's net income increased to $4,105,660 for the year ended June 30, 2001 from a net loss of ($90,664) for the year ended June 30, 2000.

Provision for income taxes. The provision for income taxes is calculated after considering book and tax timing differences. Note 8 to the financial statements discusses the timing differences for the year ended June 30, 2001.

Liquidity and Capital Resources

ASI had a working capital surplus of $1,895,849 at June 30, 2001 as compared to a working capital deficit of $888,971 at June 30, 2000. The increase in working capital was principally attributable to the increase in cash and reductions in accounts payable and accrued expenses.

Total cash provided by operating activities in fiscal year 2001 was $3,655,786. The major use of cash was the reduction of accounts payable and deferred revenue. These amounts represent adjustments to net cash used by operating activities in the Company's Statement of Cash Flows. The reduction of accounts payable noted in working capital and cash used by operating activities was primarily attributable to repayment of old payables.

During Fiscal 2001, cash used by financing activities totaled $1,287,549, reflecting retirement of $650,000 note to a former director, plus $373,053 for advances for litigation legal costs, and $264,496 in accrued interest.

In Fiscal 2001, ASI received a net monetary award of $4,175,583 that was related to the settlement of the DataWare/ Kodak patent infringement lawsuit.

In previous years, ASI had suffered recurring losses from operations, had an accumulated deficit and incurred negative cash flows from its operating activities as it continued to develop its products and infrastructure. Without the proceeds from the settlement, the recurring losses and negative cash flow from operating activities would raise substantial doubt about the Company's ability to continue as a going concern.

On April 23, 2001, ASI announced that it had received a monetary settlement pursuant to a signed settlement agreement with Anacomp, Inc. ("Anacomp") and Kodak resolving its patent infringement lawsuit against defendants Anacomp and Kodak in the United States District Court for the District of Rhode Island.

After the payment of legal fees and the share of the settlement allocated to the co-owner of the patent, on May 1, 2001, ASI received net proceeds of $4,175,586. Approximately $2,000,000 has been used to retire outstanding debt and payables.

At June 30, 2001, ASI had federal and state net operating loss carryforwards available to reduce any future taxable income in the approximate amount of $10,719,000. These net operating loss carryforwards will expire in various amounts between the years 2002 and 2020, if not previously utilized. In the event of a change in the ownership of ASI, as defined in Section 382 of the Internal Revenue Code, utilization of net operating loss carryforwards in periods following such ownership changes can be significantly limited. Management believes that ASI has incurred several changes of ownership under these rules. As a result, utilization of the net operating loss carryforwards is subject to various limitations, depending upon the year in which the net operating loss originated. Management estimates that federal net operating loss carryforwards in the approximate aggregate amount of $400,000 will be available to offset taxable income that ASI may generate within the carryforward period subject to a limitation of approximately $20,000 per year. Because the underlying calculations are complex and are subject to review by the Internal Revenue Service, these limitation amounts could be adjusted at a later date.

Seasonality and Inflation

To date, seasonality and inflation have not had a material effect on ASI's operations.

Item 7.  Financial Statements




                      Access Solutions International, Inc.

                          Index to Financial Statements





                                                                  PAGE

Report of Independent Auditors                                     F-2

Financial Statements:

  Balance Sheet - June 30, 2001                                    F-3

  Statements of Operations -
    Years Ended June 30, 2001 and 2000                             F-5

  Statements of Stockholders' Equity (Deficit) -
    Years Ended June 30, 2001 and 2000                             F-6

  Statements of Cash Flows -
    Years Ended June 30, 2001 and 2000                             F-7

Notes to Financial Statements                                      F-8

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Access Solutions International, Inc.


We have audited the accompanying balance sheet of Access Solutions International, Inc. as of June 30, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Access Solutions International, Inc. as of June 30, 2001, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.





CARLIN, CHARRON & ROSEN LLP

July 31, 2001

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                                  BALANCE SHEET
JUNE 30, 2001




ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                $      2,426,279
    Trade accounts receivable, net of allowance
     for doubtful accounts of $4,344                                  191,145
    Inventories                                                        21,472
    Prepaid expenses and other current assets                          32,819

      TOTAL CURRENT ASSETS                                          2,671,715
                                                             ----------------

PROPERTY AND EQUIPMENT, NET                                             6,038
                                                             ----------------


TOTAL ASSETS                                                 $      2,677,753
                                                             ================


                                                                  Continued--

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            BALANCE SHEET (CONTINUED)
                                  JUNE 30, 2001


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                  $        218,103
    Accrued salaries and wages                                                  29,341
    Accrued expenses                                                            65,471
    Provision for income taxes                                                  95,000
    Deferred revenue                                                           367,951
                                                                      ----------------

      TOTAL CURRENT LIABILITIES                                                775,866
                                                                      ----------------

TOTAL LIABILITIES                                                              775,866
                                                                      ----------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)                                  -

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 13,000,000 shares authorized,
      3,965,199 shares issued, and 3,963,940 shares outstanding                 39,652
    Additional paid-in capital                                              17,637,694
    Accumulated deficit                                                    (15,757,403)
                                                                      ----------------

      TOTAL                                                                  1,919,943

    Treasury stock, at cost (1,259 shares)                                     (18,056)
                                                                      ----------------

      TOTAL STOCKHOLDERS' EQUITY                                             1,901,887
                                                                      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      2,677,753
                                                                      ================


               See accompanying notes to the financial statements
                       and independent auditor's report.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                           YEAR ENDED JUNE 30,
                                                           2001           2000
                                                       -----------    -----------
NET SALES
    Products                                           $   146,162    $   138,153
    Support and services                                   799,816        780,420
                                                       -----------    -----------
      TOTAL NET SALES                                      945,978        918,573
                                                       -----------    -----------

COST OF SALES
    Products                                                17,339         15,842
    Support and services                                   237,060        206,016
                                                       -----------    -----------
      TOTAL COST OF SALES                                  254,399        221,858

      GROSS PROFIT                                         691,579        696,715
                                                       -----------    -----------

OPERATING EXPENSES
    Selling expenses                                       118,429        145,621
    General and administrative expenses                    429,801        427,097
    Research and development expenses                         --           90,343
                                                       -----------    -----------
      TOTAL OPERATING EXPENSES                             548,230        663,061
                                                       -----------    -----------

PROFIT FROM OPERATIONS                                     143,349         33,654

OTHER INCOME (EXPENSE)
    Loss on disposal of fixed assets                       (42,469)          --
    Interest income                                         22,462          1,240
    Interest expense                                      (240,504)      (125,558)
    Litigation settlement                                4,175,583           --
    Miscellaneous income                                    47,239           --
                                                       -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                             3,962,311       (124,318)
                                                       -----------    -----------

NET INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                       $ 4,105,660    $   (90,664)
                                                       ===========    ===========

PROVISION FOR INCOME TAXES                                  95,000           --

NET INCOME (LOSS)                                      $ 4,010,660    $   (90,664)
                                                       ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE                     $      1.01    $      (.02)
                                                       ===========    ===========

Weighted average number of common shares outstanding     3,963,940      3,963,940
                                                       ===========    ===========

Diluted earnings per share                             $       .92            n/a
                                                       ===========    ===========


               See accompanying notes to the financial statements
                        and independent auditor'sreport.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                      Stockholders' Equity (Deficit)
                          ----------------------------------------------------------------------------------------
                                  Common Stock          Additional     Accumulated           Treasury Stock
                             Shares        Amount     Paid-In-Capital    Deficit          Shares         Amount       Total Equity
                                                                                                                         (Deficit)
                          ------------   ------------   ------------   ------------    ------------   ------------    ------------
Balance at June 30, 1999     3,965,199   $     39,652   $ 17,637,694   $(19,677,399)          1,259   $    (18,056)   $ (2,018,109)
                          ============   ============   ============   ============    ============   ============    ============
Net loss                          --             --             --          (90,664)           --             --           (90,664)
Balance at June 30, 2000     3,965,199   $     39,652   $ 17,637,694   $(19,768,063)          1,259   $    (18,056)   $ (2,108,773)
                          ============   ============   ============   ============    ============   ============    ============
Net income                        --             --             --        4,010,660            --             --         4,010,660

Balance at June 30, 2001     3,965,199         39,652     17,637,694    (15,757,403)          1,259        (18,056)      1,901,887
                          ============   ============   ============   ============    ============   ============    ============


               See accompanying notes to the financial statements
                        and independent auditor'sreport.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                                YEAR ENDED JUNE 30,
                                                               2001            2000
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                       $ 4,010,660    $   (90,664)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
        Depreciation and amortization                            19,240         72,459
        Loss on disposal of fixed assets                         42,469           --
        Provision for doubtful accounts-trade receivables        (8,823)        (8,400)
        Changes in operating assets and liabilities:
          Decrease (Increase) in:
             Trade accounts receivable                           76,986       (108,978)
             Inventories                                          3,935           (407)
             Prepaid expenses and other current assets            6,310         32,405
          Increase (decrease) in:
             Accounts payable                                  (393,686)       (19,572)
             Accrued expenses and salaries and wages            (78,595)      (381,997)
             Provision for income taxes                          95,000           --
             Deferred revenue                                  (117,710)       (18,382)
                                                            -----------    -----------
NET CASH PROVIDED BY (USED FOR)
       OPERATING ACTIVITIES                                   3,655,786       (523,536)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                             --             (435)
                                                            -----------    -----------

NET CASH PROVIDED BY (USED FOR) INVESTING
  ACTIVITIES                                                       --             (435)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Patent litigation loan addendum                                --          498,611
    Repayment of Note Payable                                (1,287,549)          --
                                                            -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    (1,287,549)       498,611
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 2,368,237        (25,360)

CASH AND CASH EQUIVALENTS, BEGINNING                             58,042         83,402
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, ENDING                           $ 2,426,279    $    58,042
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Cash paid for interest                                  $   502,862    $      --
                                                            ===========    ===========


               See accompanying notes to the financial statements
                        and independent auditor's report

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


1.   NATURE OF OPERATIONS

     Access Solutions International, Inc. (formerly Aquidneck Systems International, Inc.) (the "Company" or "ASI") assembles and services optical data storage systems consisting of integrated computer hardware and software for the archival storage and retrieval of computer-generated information. The Company's optical data storage systems have been sold principally to a limited number of large organizations that need to store and retrieve large quantities of computer-generated data. To date, the Company's customers primarily operate in the financial services and insurance industries. No new systems were sold in this year.

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

     On April 23, 2001, ASI announced that it had received a monetary settlement pursuant to a signed settlement agreement with Anacomp, Inc. ("Anacomp") and Kodak resolving its patent infringement lawsuit against defendants Anacomp and Kodak in the United States District Court for the District of Rhode Island. After the payment of legal fees and the share of the settlement allocated to the co-owner of the patent, on May 1, 2001, ASI received net proceeds of $4,175,586. Approximately $2,000,000 has been used to retire outstanding debt and payables.

     In previous years, ASI has suffered recurring losses from operations, has had an accumulated deficit, and has incurred negative cash flows from operating activities. Without the proceeds from the settlement discussed above, the recurring losses and negative cash flow from operating activities would raise substantial doubt about the Company's ability to continue as a going concern. However, the cash received from the settlement has provided the Company the opportunity to reevaluate its market position and opportunities and maintain a sufficient level of working capital to continue as a going concern for at least the next twelve months.


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

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Inventories, Continued

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

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes, Continued

     Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those differences are expected to be recovered or settled. The primary component of the Company's deferred tax asset as of June 30, 2001, which is fully reserved, is net operating loss carryforwards.

     Earnings (Loss) Per Common Share
     In 2001 and 2000, earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and an additional 375,000 shares which represent exercisable options at June 30, 2001.

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

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


3.   PAPERCLIP MERGER, MANAGEMENT AGREEMENTS, CONTINUED

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

     In November of 2000, PaperClip Software Inc. and ASI entered into an agreement whereby the indebtedness to ASI in the amount of $300,000, plus all accrued interest through December 31, 1999 in the amount of $105,300, will be paid for by the execution and delivery of a new promissory note from PaperClip to ASI in the aggregate principal amount of $405,300. All amounts due under the new Note will be paid for over a period of three (3) years in thirty-six (36) equal installments of $11,265 beginning on January 1, 2001. Although payments on the note are current, ASI has fully reserved for the value of the new promissory note due to PaperClip's poor financial condition.

     As a result of advances issued to PaperClip from November 12, 1997 through August 24, 1998, PaperClip was indebted to ASI in the amount of $2,305,506 including accrued interest through December 31, 1999. In November 2000, ASI exchanged the above indebtedness for 3,649,543 shares of PaperClip's Series A Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"). Each share of Preferred Stock is convertible into one share of PaperClip's common stock ("common stock") subject to anti-dilution protection in the event of a stock split, stock dividend, recapitalization or similar change to the capital structure of PaperClip. The shares are convertible at anytime at ASI's option or at PaperClip's option, provided that immediately prior to conversion, the common stock had traded for not less than 60 consecutive days at a closing price of 150% of the implied conversion price. The implied conversion price was derived by dividing the amount of the additional indebtedness by the number of shares of common stock issuable upon conversion by ASI of the preferred stock. The "Converted Shares" would equal 27.5% of the then outstanding Common Stock. The holders of the converted common stock would have piggy back registration rights on the Converted Shares underlying the Preferred Stock. Such piggy-back registration rights on the converted stock would expire with respect to the holder when such shares were eligible for sale pursuant to Rule 144(k) promulgated and the rules and regulations of the Securities Act of 1933. The preferred stock is not entitled to dividends and will have a liquidation preference equal to $2,305,506. No value has been recorded on the Company's financial statements for this investment due to PaperClip's deteriorating stock value and its poor financial condition.

4.   INVENTORIES

     Inventories at June 30, 2001 consist of the following:

         Production inventory                                $  371,132
         Less - inventory reserves                             (349,660)
                                                             ----------

         TOTAL INVENTORY AVAILABLE FOR SALE                  $   21,472
                                                             ==========

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


5.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2001 consists of the following:

         Computers and office equipment                            $  56,574
         Furniture and fixtures                                        9,313
                                                                   ---------
         TOTAL                                                        65,887
         Accumulated depreciation and amortization                   (59,849)
                                                                   ---------

         NET PROPERTY AND EQUIPMENT                                $   6,038
                                                                   =========

6.   CONVERTIBLE NOTES PAYABLE

     On May 27, 1998, the Company completed a financing agreement for the sale of a 30% interest in several of the Company's patents to a stockholder who was also a former director, for $100,000. Subsequent to June 30, 1999, this shareholder sold all of his Company common stock. These patents were the subject of a lawsuit pending in the United States District Court for the District of Rhode Island. In addition, the same shareholder also loaned the Company $650,000 reflected as convertible notes payable in these financial statements, and has agreed to make additional advances for outstanding and future legal fees and costs incurred in connection with the lawsuit.

     The loan was secured by a first priority interest in these patents and bore interest at the rate of 19% per annum, which amounted to $238,952 in fiscal year 2001. The loan had a term of the lesser of three years or completion of the Company's patent litigation and converted to a demand note at the end of its term. On May 27, 2000, the above convertible note payable was amended to extend the date upon which the note becomes payable upon demand to July 1, 2003. In addition, the maximum amount to be advanced under the loan agreement was increased from $1,000,000 to $1,500,000.

     The loan was also convertible at the option of the lender after August 24, 1998 (provided that and as long as the Company was not then a party to a binding equity infusion as defined in the agreement) to convert the note into that number of fully paid nonaccessible shares into the Company's common stock as is obtained by dividing the outstanding principal and interest balance of the note as of the date of conversion by the hereinafter defined market price. Such optional conversion could be exercised by the lender giving written notice of such election to convert, surrender of the note to the Company, the Company's payment to the lender of interest accrued on the note through the date of such conversion and the issuance by the Company to the lender of that number of shares of the Company's common stock as is obtained by the market price formula. The market price formula is obtained by taking the average market price of the daily market prices of the shares of the Company's common stock over a period of 20 consecutive business days prior to the day as of which "market price" is being determined.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


6.   CONVERTIBLE NOTES PAYABLE, CONTINUED

     On April 23, 2001, ASI announced that it had received a monetary award pursuant to a signed settlement agreement with Anacomp, Inc. and Kodak resolving its patent infringement lawsuit against defendants Anacomp and Kodak in the United States District Court for the District of Rhode Island (Note 1).

     On May 1, 2001, the aggregate value of the outstanding loans, including interest, was $1,614,642. The option to convert was not exercised, and this liability was retired in full on May 1, 2001.

7.   COMMITMENTS
     Operating Lease
     The Company leases building space for office and plant facilities. In October, 1998, the Company entered into a new lease for approximately 40% of the previous space utilized, through September 30, 2001. The new lease may be terminated after twelve months, but such termination would accelerate certain unamortized leasehold improvements. Total rent expense for the years ended June 30, 2001 and 2000 amounted to $35,909 and $34,713, respectively. The Company has extended the current lease for three months.

8.   INCOME TAXES
     The tax effects of net operating loss ("NOL") carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 2001 are as follows:


     JUNE 30, 2001 Deferred tax assets:
         Net operating loss carryforwards                     $4,288,000
         Research and development costs capitalized
           for tax purposes                                       85,000
                                                              ----------

                                                               4,373,000

         Valuation allowance                                  (4,373,000)
                                                              ----------

     Net Deferred Tax Asset                                   $        -
                                                              ==========

     The Company records a valuation allowance for deferred tax assets, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has determined that a full valuation allowance is required given its history of operating losses since its inception.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


8.   INCOME TAXES, CONTINUED

     At June 30, 2001, the Company has total federal and state NOL carryforwards, prior to any limitations, available to reduce future taxable income of approximately $10,719,000, which expire in various amounts between the fiscal years 2002 and 2020, if not previously utilized. In the event of an ownership change, as defined under Section 382 of the Internal Revenue Code, utilization of NOL carryforwards in the period following the ownership change can be significantly limited. The Company has incurred several changes of ownership under these rules. As a result, utilization of the NOLs is subject to various limitations, depending upon the year in which the NOL originated. As of June 30, 2001 management estimates that approximately $400,000 (after limitations) of the Company's federal NOL carryforwards will be available to offset taxable income that may be generated within the carryforward period subject to a limitation of approximately $20,000 of utilization per year. However, because the limitation calculations are complex and subject to review by the Internal Revenue Service, these limitations could be adjusted.

     The following reconciles approximate net income before provision for income tax purposes to approximate taxable net income at June 30, 2001:

             Net income before provision for
                  income tax purposes                         $  4,105,700

             Legal fees                                            377,200
             Interest expense                                      264,500
             Paperclip write-off                                 2,584,100
             Research and development                              213,300
             Net operating loss carryforwards                      424,800
                                                              ------------

             Taxable net income                               $    241,800
                                                              ============

     The Company has timing differences relating to the capitalization of legal fees and interest charges for income tax reporting in prior periods. Those charges were deducted for June 30, 2001 tax reporting but had been expensed as incurred in prior years for financial reporting.

     The Company also has timing differences relating to expenses incurred during a failed merger with Paperclip (Note 3). The Company had notes receivable due from Paperclip that they expensed (set up allowances for) for financial reporting purposes in prior years. However, the write-offs were deducted for June 30, 2001 tax reporting when the Company determined that the value of the notes could not be recovered.

     Further, the Company has a research and development tax deduction from research and development expenses capitalized in prior periods for tax reporting purposes, and a net operating loss carryforward deduction that can be utilized for the year ending June 30, 2001.

     The federal and state income tax provision is summarized as follows:

             Federal                                          $    70,000
             State                                                 25,000
                                                              -----------

                                                              $    95,000
                                                              ===========

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

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

     As of June 30, 2001 and 2000, the following stock options were outstanding:

                        Exercise                   Number Outstanding
                           Price            June 30,               June 30,
                       Per Share              2001                   2000
                       ---------           ---------              ----------

                       $     .08             375,000                 375,000
                            3.75              45,393                  45,393
                           74.00                   0                       0
                          222.00               1,014                   1,014
                          351.50                   0                       0
                          399.60                   9                       9
                                          ----------              ----------
                                             421,416                 421,416
                                          ==========              ==========

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


9.       STOCK OPTIONS, CONTINUED

The following is a summary of stock option activity for the years ended June 30, 2001

                                                          Exercise                      Weighted Average
                                           Number of        Price            Exercise      Fair Value    Remaining
                                            Options       Per Share            Price        At Grant       Life
                                            -------     -------------        --------        ------       -------
     Outstanding July 1, 1996                10,256       $74-$399.60        $ 212.53             -             -

     Granted to employees                   263,351       $      3.75        $   3.75        $ 1.05       5 years
     Cancelled                              (62,873)      $74-$399.60               -             -             -
                                            -------     -------------        --------        ------       -------

     Outstanding June 30, 1997              210,734     $3.75-$399.60            5.91             -             -

     Granted to former employees             45,393     $3.75                 3.75             3.75       5 years
     Cancelled                             (121,478)     3.75-$399.60               -             -             -
                                            -------     -------------        --------        ------       -------

     Outstanding June 30, 1998              134,649     $3.75-$399.60        $   8.67             -       5 years
                                            -------     -------------        --------        ------       -------

     Granted to employees                   375,000     $ .08                     .08           .08       7 years
     Cancelled                              (88,175)     3.75-$399.60               -             -             -
                                            -------     -------------        --------        ------       -------

     Outstanding June 30, 1999              421,474     $ .08-$399.60        $   1.04             -       7 years
                                            -------     -------------        --------        ------       -------

     Cancelled                                  (58)   $74.00-$351.50               -             -             -
                                            -------     -------------        --------        ------       -------

     Outstanding June 30, 2000              421,416    $  .08-$399.60        $   1.02             -       6 years
                                            -------     -------------        --------        ------       -------

     Cancelled                                    -                 -               -             -             -
                                            -------     -------------        --------        ------       -------
     Outstanding June 30, 2001              421,416    $  .08-$399.60          $ 1.02             -       5 years
                                            =======     =============        ========        ======       =======

     Stock-based compensation expense under the fair value-based method of accounting would have resulted in pro forma net loss and loss per common share approximating the following amounts:

                                                         2001                                  2000
                                            As Reported        Pro Forma           As Reported       Pro Forma
                                            -----------        ---------           -----------       ---------
     Net income (loss)                      $ 4,105,660       $ 4,105,660           $ (90,664)       $ (90,664)
                                            ===========       ===========           =========        =========

     Earnings (loss) per common share             $1.04             $1.04               $(.02)           $(.02)
                                                  =====             =====               =====            =====

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


9.   STOCK OPTIONS, CONTINUED


     The fair value for each option granted reflecting the basis for the above from pro forma disclosures was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:


                                                 2001                 2000
                                                 ----                 ----
         Expected life                          5 years              6 years
         Risk-free yields                       4.80%                5.44%
         Expected volatility                      50%*               4.30%*

     *Since there were no employee grants in FY 2001, this assumption did not influence the stock-based compensation expense calculation for FY 2001.

     The Company recognizes forfeitures as they occur.


10.  INTERNATIONAL SALES, MAJOR CUSTOMERS AND CONCENTRATION OF
     CREDIT RISK

     The Company sells optical archiving systems and related licenses for software products to customers domestically and internationally. International sales have all been denominated in U.S. dollars and were approximately $99,800 and $108,000 in the years ended June 30, 2001 and 2000, respectively. The Company's foreign sales represented approximately 11% and 12% of total revenues for the year ended June 30, 2001 and 2000, respectively.

     Amounts due from two customers represented approximately 100% of total accounts receivable outstanding at June 30, 2001.

     The Company also has a concentration of credit represented by cash balances in certain large commercial banks in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management.

11.  RESEARCH AND DEVELOPMENT

     Research and development expense in the prior year represents costs associated with the Company's completion of GIGAPAGE 3.0, which also represented completion of all significant product commitments.

Item 8.  Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(A) of the Exchange Act

Director and Executive Officers. The current ASI directors and executive officers are as follows:

Name and Age                        Position
------------                        --------
Robert H. Stone, 51(1)..............President, Chief Executive Officer, Director

Thomas E. Gardner, 63 (1)(2)........Chief Financial Officer, Treasurer, Chairman
                                    of the Board
Adrian Hancock, 54..................Director


----------------------------------------------
(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

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

Mr. Gardner has served as Chief Financial Officer of ASI since April 1996, Treasurer since May 1994 and has been a director since May 1994. Mr. Gardner does not serve full time as ASI's Chief Financial Officer or Treasurer. Mr. Gardner is currently providing consulting services to ASI. Mr. Gardner has also served as the President of LJT Associates (a planning and financial consulting firm) since April 1992. From 1979 to October 1992, Mr. Gardner was Senior Vice President at Rhode Island Hospital Trust National Bank. Mr. Gardner has served on various Rhode Island and Providence commissions and committees and currently serves as the Rhode Island Governor's appointee to the Depositors' Economic Protection Corporation Performance Review Committee. Mr. Gardner, through LJT Associates, is presently providing consulting services to ASI and to Point Gammon Corporation, whose principal owner, Mr. Malcolm G. Chace III, is a former ASI stockholder and director.

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

Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires ASI's officers and directors, and persons who own more than 10% of a registered class of ASI's equity securities ("insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Insiders are required by SEC regulation to furnish ASI with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to ASI, ASI believes that during its fiscal year ended June 30, 2001 all Section 16(a) filing requirements applicable to its insiders were complied with.

Item 10. Executive Compensation

Director Compensation. ASI's directors do not receive cash compensation for service on the Board of Directors, although they are reimbursed for certain out-of-pocket expenses in connection with attendance at Board and committee meetings.

Executive Compensation. Summary Compensation Table. The following table sets forth certain information with respect to the compensation paid by ASI for services rendered during the fiscal year ended June 30, 2001 to the chief executive officer and the other executive officers of ASI whose compensation exceeded $100,000 (the "Named Executive Officers").

                                                                                              Long-Term Compensation
                                                                    Annual                            Awards
                                                                 Compensation
                                                                                          Securities
                 Name and                      Fiscal                        Paid         Underlying          All Other
            Principal Position                  Year         Salary         Bonus          Options          Compensation
            ------------------                  ----         ------         -----          -------          ------------
Robert  H.  Stone,   President  and  Chief
Executive Officer                               2001         15,000           --              --                 --

                                                2000         39,546           --              --                 --

                                                1999        120,995           --              --                 --

Option Grants in Last Fiscal Year. The following table sets forth certain information with respect to option grants during the fiscal year ended June 30, 2001 to the Named Executive Officers.

                                                     Number           Percent of
                                                   Securities        Total Options        Exercise
                                                   Underlying         Granted to          or Base
                                                    Options            Employees           Price        Expiration
                     Name                           Granted         in Fiscal Year         ($/sh)           Date
                     ----                           -------         --------------         ------           ----

Robert   H.   Stone,   President   and   Chief        none
Executive Officer

Year-end Option Table. During the fiscal period ended June 30, 2001, none of the Named Executive Officers exercised any options issued by ASI. The following table sets forth information regarding the stock options held as of July 1, 2001 by the Named Executive Officers.

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

Stock Option Plans. In August 1996, ASI terminated the 1994 Directors Stock Option Plan (the "1994 Directors Plan"), which was a stock option plan for non-employee directors. There are options outstanding to purchase 676 shares pursuant to the 1994 Directors Plan at an exercise price of $222 per share. Under the 1994 Directors Plan, upon a director's election to the Board, the director was automatically awarded an option to purchase 338 shares of ASI Common Stock, at an exercise price equal to 100% of the fair market value on the date the option was granted. The option then vested 25% on each of the first through fourth anniversaries of the date of the grant.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to ASI with respect to beneficial ownership of the ASI Common Stock as of July 1, 2001 by (i) each stockholder who is known by ASI to own beneficially more than 5% of the outstanding ASI Common Stock, (ii) each of ASI's directors, (iii) the Named Executive Officers of ASI as of the end of ASI's fiscal year, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.

                  Name and Address of                         Shares of Common Stock             Percentage of
                    Beneficial Owner                            Beneficially Owned               Common Stock
                    ----------------                            ------------------               ------------
Robert H. Stone (1)                                                    100,000                         2.52
c/o Access Solutions International, Inc.
650 Ten Rod Road
North Kingstown, RI   02852

Thomas  E.  Gardner  and  Leslie  A.  Gardner  c/o Point               113,891                            *
Gammon Corporation (1)
One Providence Washington Plaza
4th Floor
Providence, RI   02903

Adrian Hancock (1)                                                     100,000                           --
c/o The Planning Technologies Group
92 Hayden Avenue
Lexington, MA   02173

David  J.  Capraro,  Trustee  of the  David  J.  Capraro               390,000                         9.84
Living Trust U/A/D 3/31/00
1682 Graefield
Birmingham, Michigan 48009

J. Michael Costello c/o Baldwin Brothers                               757,212                        19.10
One Providence Washington Plaza
Providence, RI



----------------------------------------

(1) Consists of 100,000 shares of ASI Common Stock issuable upon exercise of stock options.


*        Less than 1%

Item 12. Certain Relationships and Related Transactions

Certain Transactions between ASI and PaperClip

On January 29, 1997, ASI provided a $300,000 loan to PaperClip for use as operating capital in exchange for a convertible note of PaperClip (the "PaperClip Note"). The PaperClip Note was due and payable on January 27, 1998, bore interest at a rate of 12% per annum payable quarterly and was secured by a first priority security interest in all of PaperClip's assets. At any time, all or a portion of the outstanding principal amount of the PaperClip Note could be converted into shares of PaperClip Common Stock at a conversion price of $.25 per share.

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

The agreement also provides for ASI and PaperClip to convert the advanced amount, including interest, of $2,305,506.10 as a result of the party's April 15, 1997 subsequently terminated merger activities into 3,649,543 shares of PaperClip's Series A Preferred, $.01 par value Stock and to waive the management fees of $300,000 earned by ASI under the April 15, 1997 agreement. Although the payments on the note are current, no value has been recorded on the Company's financial statements for this investment due to Paperclip's deteriorating stock value and poor financial condition.

Certain Transactions between ASI and its Affiliates

On May 17, 2001, ASI Directors engaged the Chairman, Thomas E. Gardner, as a consultant to the Company on an as needed basis "to complete the following scope of work or until the Board deems that the project has progressed to a point where your (his) day to day consulting efforts are no longer required". The project scope is described as follows: "To investigate the alternative strategies open to the Board in realizing for the shareholders an appropriate return on their investment in the company." The project scope continues that, "the Board has no preconceived idea of the ideal outcome apart from the goal of returning the best overall return (balancing risk with reward) to the shareholders. The scope of the project includes supervisory and investigative activities taken since our last Board meeting."

Fairness of Certain Transactions. Article XI of the ASI By-laws governs transactions between ASI and its directors. An affirmative vote of a majority of disinterested directors is required to authorize a contract or transaction entered into with a director of ASI; provided, however, that the director's interest in the contract or transaction is disclosed or known to the disinterested directors. Any future contract or transaction between ASI and its directors will be transacted in accordance with the provisions of the By-laws. Any future contract or transaction between ASI and its officers and affiliates will be transacted in the same manner.

Item 13. Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         None.

         (b)      Reports on Forms 8-K

         None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACCESS SOLUTIONS INTERNATIONAL, INC.


Dated: October 15, 2001                  By: /s/ Robert H. Stone
-----------------------                  -----------------------
                                                 Robert H. Stone
                                                 President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on September 1, 2001.

Signature                                Title
---------                                -----
/s/ Robert H. Stone                      President, Chief Executive Officer and
-------------------                      Director
    Robert H. Stone


/s/ Thomas E. Gardner                    Chief Financial Officer, Treasurer  and
---------------------                    Chairman of the Board
    Thomas E. Gardner

/s/ Adrian Hancock                       Director
------------------
    Adrian Hancock