Form 10QSB
period 2001-09-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2001-11-19
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


FORM 10-QSB


(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended September 30, 2001

                                       or

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

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of September 30, 2001 was 3,963,940.

                      Access Solutions International, Inc.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements

         Condensed   balance sheets--September 30, 2001 (unaudited)
         and June 30, 2001                                                 3

         Condensed  (unaudited) statements of operations --Three
         months ended  September 30, 2001 and 2000                         5

         Condensed  (unaudited)  statements of cash flows -- Three
         months ended September 30, 2001 and 2000                          6

         Notes to unaudited condensed   financial
         statements                                                        7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 13

Signatures                                                                14

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                       Access Solutions International, Inc.
                                           Condensed Balance Sheets

                                                                 September 30,          June 30,
                                                                     2001                 2001
                                                                  (Unaudited)
                                                                   ----------          ----------
Assets
Current assets:
    Cash and cash equivalents                                      $2,149,426          $2,426,279
    Trade accounts receivable, net of allowance for
         doubtful accounts of $2,000 and $4,344                        95,403             191,145
    Inventories                                                        21,957              21,472
    Prepaid expenses and other current assets                         205,339              32,819
                                                                   ----------          ----------
       Total current assets                                         2,472,125           2,671,715

Fixed assets, net                                                       4,671               6,038
                                                                   ----------          ----------


Total assets                                                       $2,476,976          $2,677,753
                                                                   ==========          ==========


             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                            Condensed Balance Sheets

                                                      September 30,     June 30,
                                                           2001           2001
                                                       (Unaudited)
                                                      ------------    ------------
Liabilities and stockholders' deficit
Current liabilities:
    Accounts payable                                  $    181,080    $    218,103
    Accrued salaries and wages                              23,711          29,341
    Accrued expenses                                        64,827          65,471
     Provision for income taxes                               --            95,000
    Deferred revenue-prepaid service contracts             300,097         367,951
                                                      ------------    ------------
         Total current liabilities                         569,715         775,866
                                                      ------------    ------------

         Total liabilities                                 569,715         775,866
                                                      ------------    ------------

Stockholders' equity:
    Common Stock, $.01 par value, 13,000,000
      shares authorized, 3,965,199 shares issued            39,652          39,652
Additional paid-in capital                              17,637,694      17,637,694
    Accumulated deficit                                (15,752,209)    (15,757,403)
                                                      ------------    ------------

                                                         1,925,137       1,919,943

    Treasury stock, at cost (1,259 shares)                 (18,056)        (18,056)
                                                      ------------    ------------
         Total stockholders' equity                      1,907,081       1,901,887
                                                      ------------    ------------
         Total liabilities and stockholders' equity   $  2,476,796    $  2,677,753
                                                      ============    ============


             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)

                                               Three months ending
                                                  September 30,
                                               2001           2000
                                           -----------    -----------
Net sales:
    Products                               $     4,915    $     7,367
    Services                                   164,030        209,261
                                           -----------    -----------
           Total net sales                     168,945        216,628
                                           -----------    -----------

Cost of sales:
    Products                                       115            245
    Services                                    36,165         53,457
                                           -----------    -----------
           Total cost of sales                  36,280         53,702
                                           -----------    -----------

Gross profit                                   132,665        162,926
                                           -----------    -----------

Operating expenses:
    General and administrative expense         145,895        166,244
    Selling expense                             33,857         32,533
                                           -----------    -----------
           Total operating expenses            179,752        198,777
                                           -----------    -----------

           Profit/(Loss) from operations       (47,087)       (35,851)
                                           -----------    -----------

Other revenue and (expenses):
    Interest income                             28,661             80
    Interest expense                              --          (31,561)
    Miscellaneous income                        23,620           --
                                           -----------    -----------
Total other revenue (expenses)                  52,281        (31,481)
                                           -----------    -----------
Net income (loss)                          $     5,194    ($   67,332)
                                           ===========    ===========

Primary net loss per common share          $       .00    ($      .02)
                                           ===========    ===========
Weighted average number of
common shares                                3,963,940      3,963,940


             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                         For the Three Months Ended
                                                                September 30,
                                                            2001           2000
                                                        -----------    -----------
Cash flows from operating activities
    Net income (loss)                                   $     5,194    ($   67,332)
                                                        -----------    -----------
Adjustments to reconcile net loss to net cash used by
      operating activities:
        Depreciation and amortization                         1,367         14,143
Provision for doubtful accounts                              (2,344)       (13,167)
        Changes in operating assets and liabilities:
        (Increase) decrease in:
         Trade accounts receivable                           98,086        263,378
         Inventories                                           (485)           136
         Prepaid expenses and other current assets         (172,520)       (14,073)
Increase (decrease) in:
         Accounts payable                                   (37,023)        16,751
         Accrued expenses                                    (6,274)        11,891
          Provision for income taxes                        (95,000)          --
         Deferred revenue - prepaid service contracts       (67,854)       (87,850)
                                                        -----------    -----------

Net Cash PROVIDED BY (used FOR)
 operating activities                                      (276,853)       123,877
                                                        -----------    -----------

Cash flows from financing activities
        Deferred financing costs                               --           77,223
                                                        -----------    -----------

Net Cash  Provided by financing
 activities                                                    --           77,223
                                                        -----------    -----------

Net (decrease) INCREASE in cash and cash
 equivalents                                               (276,853)       201,100

Cash and cash equivalents, BEGINNING                      2,426,279         58,042
                                                        -----------    -----------

Cash and cash equivalents, ending                       $ 2,149,426    $   259,142
                                                        ===========    ===========


             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. ("ASI") annual report on Form 10-KSB for the year ended June 30, 2001.

2. Paperclip Merger, Management Agreements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

ASI's net sales consist of sales primarily of support and services. Products sold by ASI consist of COLD systems, software and hardware including replacement disk drives, subassemblies and miscellaneous peripherals. Support and services rendered by ASI include post-installation maintenance and support. ASI recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. ASI had no system sales in the current year. ASI sells extended service contracts on the majority of the products it has sold. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. ASI recognizes revenue from service contracts on a straight-line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of September 30, 2001, ASI had deferred revenue in the amount of $300,097.

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

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net Sales

Net sales for the three months ended September 30, 2001 was $168,945 compared with $216,628 for the three months ended September 30, 2000, a decrease of $47,683 or 22%. Product sales were $4,915 for the first quarter of Fiscal 2002,compared with $7,367 for the first quarter of Fiscal 2001, a decrease of $2,452 or 33%. Service revenues were $164,030 for the first quarter of Fiscal 2002 compared with $209,261 for the first quarter of Fiscal 2001, a decrease of $45,231 or 22%. This decrease was primarily due to the consolidation of services to two customers.

Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Costs of sales in the aggregate decreased 32% to $36,280 for the three months ended September 30, 2001 from $53,702 for the three months ended September 30, 2000.

The cost of product sales decreased 53% to $115 for the three months ended September 30, 2001 from $245 for the three months ended September 30, 2000. The decrease in product related cost of sales was a result of lower sales and a greater mix of higher margin media than peripherals. The cost of services decreased by 32% to $36,165 for the three months ended September 30, 2001 from $53,457 for the three months ended September 30, 2000, primarily due to lower sales and renegotiated third-party contracts.

General and Administrative Expenses

General and administrative expenses consist of administrative expenses and technical support. General and administrative expenses decreased 12% or $20,349 to $145,895 for the three months ended September 30, 2001 from $166,244 for the three months ended September 30, 2000. This decrease was primarily due to reduced personnel costs and legal fees and to lower depreciation expense following the disposal of several fixed assets in Fiscal Year 2000.

Selling Expenses

Selling expenses increased by $1,324 or 4% to $33,857 for the three months ended September 30, 2001 from $32,533 for the three months ended September 30, 2000. This increase was the result of higher personnel costs.

Other Income and Expenses

Other income and expenses consisted of interest income and interest expense. Interest income increased $28,581 from $80 for the three months ended September 30, 2000 to $28,661 for the three months ended September 30, 2001. This increase was due to interest earned on the cash received as the result of a legal settlement agreement with Anacomp, Inc. and the Eastman Kodak Company in May, 2001. Interest expense decreased 100% to $0 for the three months ended September 30, 2001 from $31,561 for the three months ended September 30, 2000. This elimination of interest expense is the result of the retirement of an outstanding note in May, 2001. Miscellaneous income of $23,620 at September 30, 2001 represents principal repayments on the note receivable from PaperClip Software, Inc., which is fully reserved for as of June 30, 2001. Consequently, other income and expenses in the aggregate increased $83,762 or 266% to $52,281 income for the three months ended September 30, 2001 from a loss of $31,481 for the three months ended September 30, 2000.

Net Income (Loss)

As a result of the foregoing, ASI's realized a net profit of $5,194 ($.00 per share on 3,963,940 weighted average shares outstanding) for the three months ended September 30, 2001, an increase of $72,526 from a net loss of $67,332 ($.02 per share on 3,963,940 weighted average shares outstanding) during the three months ended September 30, 2000.

Liquidity and Capital Resources

ASI had a working capital surplus of $1,902,410 as of September 30, 2001 compared to a working capital deficit of $864,938 at September 30, 2000.

Total cash used by operating activities during the three-month period ended September 30, 2001 was $276,853, compared to the three-month period ended September 30, 2000 in which operating activities provided a total of $123,877. For the three months ended September 30, 2001, the major use of cash was a pre-payment of income taxes, the repayment of old payables and a reduction in pre-paid service contracts. Cash provided during the three-month period ended September 30, 2000 was primarily the result of an improvement in billing procedures.

No cash was provided by financing activities during the three months ended September 30, 2001. In comparison, $77,223 was provided by financing activities for the three-month period ended September 30, 2000, the result of an increase in a long term note payable. This debt was retired in May, 2001.

In previous years, ASI has suffered recurring losses from operations, has had an accumulated deficit, and has incurred negative cash flows from operating activities. Without the proceeds from the settlement mentioned above, the recurring losses and negative cash flow from operating activities would raise substantial doubt about the Company's ability to continue as a going concern. However, the cash received from the settlement has provided the Company the opportunity to reevaluate its market position and opportunities and maintain a sufficient level of working capital to continue as a going concern for at least the remainder of the current fiscal year.

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

Recent Developments

In November of 2000, PaperClip Software, Inc. and ASI entered into an agreement whereby the indebtedness to ASI in the amount of $300,000, plus all accrued interest through December 31, 1999 in the amount of $105,300, will be paid for by the execution and delivery of a new promissory note from PaperClip to ASI in the aggregate principal amount of $405,300. All amounts due under the new Note are to be paid for over a period of three (3) years in thirty-six (36) equal installments of $11,265 beginning on January 1, 2000. Although payments are current on the note, ASI has fully reserved for the value of the new promissory note due to PaperClip's poor financial condition.

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

On April 23, 2001, ASI announced that it had received a monetary settlement pursuant to a signed settlement agreement with Anacomp, Inc. ("Anacomp") and Kodak. As a result of this settlement, ASI also announced that management would be assessing strategic alternatives which will best benefit its shareholders, customers and employees.

                           PART II - OTHER INFORMATION


    Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits
    None

(b) Reports on Form 8-K
    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Access Solutions International, Inc.


Date: November 19, 2001            /s/ Robert H. Stone
                                   -------------------
                                       Robert H. Stone
                                       President and CEO