Form 10QSB
period 2001-12-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2002-02-19
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


FORM 10-QSB


(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended December 31, 2001

                                       or

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

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of December 31, 2001 was 3,963,940.

                      Access Solutions International, Inc.

                                      INDEX


PART I.       FINANCIAL INFORMATION                                        PAGE

Item 1.       Financial Statements

              Condensed   balance sheets--December 31, 2001 (unaudited)
              and June 30, 2001                                              3

              Condensed  (unaudited) statements of operations --Three
              months and six months ended  December 31, 2001 and 2000        5

              Condensed  (unaudited)  statements of cash flows -- Six
              months ended December 31, 2001 and 2000                        6

              Notes to unaudited condensed financial
              statements                                                     7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            9

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                              13

Signatures                                                                  14

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets
                                                     December 31,   June 30,
                                                         2001         2001
                                                      ----------   ----------
                                                     (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                         $2,194,663   $2,426,279
    Trade accounts receivable, net of allowance for
         doubtful accounts of $2,000 and $4,344          126,443      191,145
    Inventories                                           15,003       21,472
    Prepaid expenses and other current assets            202,871       32,819
                                                      ----------   ----------
       Total current assets                            2,538,980    2,671,715

Fixed assets, net                                          3,305        6,038
                                                      ----------   ----------


Total assets                                          $2,542,285   $2,677,753
                                                      ==========   ==========

             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                            Condensed Balance Sheets

                                                            December 31,      June 30,
                                                                2001            2001
                                                            ------------    ------------
                                                             (Unaudited)
Liabilities and stockholders' equity Current liabilities:
    Accounts payable                                        $    151,802    $    218,103
    Accrued salaries and wages                                    23,310          29,341
    Accrued expenses                                              78,942          65,471
     Provision for income taxes                                     --            95,000
    Deferred revenue-prepaid service contracts                   367,055         367,951
                                                            ------------    ------------
         Total current liabilities                               621,109         775,866
                                                            ------------    ------------

         Total liabilities                                       621,109         775,866
                                                            ------------    ------------

Stockholders' equity:
    Common Stock, $.01 par value, 13,000,000
      shares authorized, 3,965,199 shares issued                  39,652          39,652
Additional paid-in capital                                    17,637,694      17,637,694
    Accumulated deficit                                      (15,738,114)    (15,757,403)
                                                            ------------    ------------

                                                               1,939,232       1,919,943

    Treasury stock, at cost (1,259 shares)                       (18,056)        (18,056)
                                                            ------------    ------------
         Total stockholders' equity                            1,921,176       1,901,887
                                                            ------------    ------------
         Total liabilities and stockholders' equity         $  2,542,285    $  2,677,753
                                                            ============    ============

Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)

                                                For the Three Months          For the Six Months
                                                 Ended December 31,            Ended December 31,
                                                2001           2000           2001           2000
                                             -----------    -----------    -----------    -----------
Net sales:
    Products                                 $     7,661    $     9,000    $    12,576    $    18,533
    Services                                     161,059        207,497        325,089        414,592
                                             -----------    -----------    -----------    -----------
           Total net sales                       168,720        216,497        337,665        433,125
                                             -----------    -----------    -----------    -----------
 Cost of sales:
    Products                                       1,202           --            1,317            245
    Services                                      41,314         49,505         77,479        102,962
                                             -----------    -----------    -----------    -----------
           Total cost of sales                    42,516         49,505         78,796        103,207
                                             -----------    -----------    -----------    -----------


Gross profit                                     126,204        166,992        258,869        329,918
                                             -----------    -----------    -----------    -----------
Operating expenses:
    Selling expense                               33,123         33,557         66,980         66,089
    General and administrative expense           121,998         75,843        267,891        242,301
                                             -----------    -----------    -----------    -----------
Total operating expenses                         155,121        109,400        334,871        308,390
                                             -----------    -----------    -----------    -----------

Profit/(loss) from operations                    (28,917)        57,592        (76,002)        21,528
                                             -----------    -----------    -----------    -----------


Other revenue and (expense):
    Interest income                               19,392          4,402         48,052          4,482
Interest expense                                    --         (145,597)          --         (177,158)
    Miscellaneous income                          23,620          7,873         47,239          7,873
    Other expense                                   --          (41,263)          --          (41,050)
                                             -----------    -----------    -----------    -----------
Total other revenue/(expense)                     43,012       (174,585)        95,291       (205,853)
                                             -----------    -----------    -----------    -----------

Net income (loss)                            $    14,095    ($  116,993)   $    19,289    ($  184,325)
                                             ===========    ===========    ===========    ===========

Primary net income (loss) per common share          0.00          (0.03)          0.00          (0.05)

Weighted average number of
common shares                                  3,963,940      3,963,940      3,963,940      3,963,940

             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                           For the Six Months Ended
                                                                 December 31,
                                                             2001           2000
                                                          -----------    -----------
Cash flows from operating activities
    Net income (loss)                                     $    19,289    ($  184,325)
                                                          -----------    -----------
Adjustments to reconcile net loss to net cash used by
      operating activities:
        Loss on disposition of fixed assets                      --           40,755
        Depreciation and amortization                           2,733         15,883
Decrease in provision for doubtful accounts - Trade            (2,344)       (13,167)
        Changes in assets and liabilities:
        (Increase) decrease in:
         Trade accounts receivable                             67,046        (10,050)
         Inventories                                            6,469             94
         Prepaid expenses and other current assets           (170,052)           621
         Increase (decrease) in:
         Accounts payable                                     (66,301)        (4,611)
         Accrued expenses                                       7,440        (32,857)
         Provision  for income taxes                          (95,000)
         Deferred revenue - prepaid service contracts            (896)       (40,597)
                                                          -----------    -----------

NET Cash used by operating activities                        (231,616)      (228,254)
                                                          -----------    -----------

Cash flows from financing activities
    Proceeds from notes payable for litigation advances          --          228,101
                                                          -----------    -----------
Net Cash provided by financing activities                        --          228,101
                                                          -----------    -----------

Net decrease in cash                                         (231,616)          (153)

Cash and Cash equivalents, beginning of period              2,426,279         58,042
                                                          -----------    -----------

Cash and cash equivalents, end of PERIOD                  $ 2,194,663    $    57,889
                                                          ===========    ===========

             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. ("ASI") annual report on Form 10-KSB for the year ended June 30, 2001.

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

In November of 2000, PaperClip Software Inc. and ASI entered into an agreement whereby the indebtedness to ASI in the amount of $300,000, plus all accrued interest through December 31, 1999 in the amount of $105,300, will be paid for by the execution and delivery of a new promissory note from PaperClip to ASI in the aggregate principal amount of $405,300. All amounts due under the new Note will be paid for over a period of three (3) years in thirty-six (36) equal installments of $11,265 beginning on January 1, 2001. The outstanding balance on the note at December 31, 2001 is approximately $270,000. Although payments on the note are current, ASI has fully reserved for the value of the new promissory note due to PaperClip's poor financial condition.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Overview

ASI's net sales consist of sales primarily of support and services. Products sold by ASI consist of COLD systems, software and hardware including replacement disk drives, subassemblies and miscellaneous peripherals. Support and services rendered by ASI include post-installation maintenance and support. ASI recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. ASI had no system sales in the current year. ASI sells extended service contracts on the majority of the products it has sold. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. ASI recognizes revenue from service contracts on a straight-line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of December 31, 2001, ASI had deferred revenue in the amount of $367,055.

ASI's operating results have in the past and may in the future fluctuate significantly depending upon the renewal of service contracts; the competitive technological advancements made by the industry; and the control of general and administrative expenses. The revenue from service contracts is recognized on a straight-line basis over the term of the contract.

ASI's primary operating expenses include maintenance and general and administrative expenses. General and administrative expenses this fiscal year consisted primarily of legal fees, employee compensation, office rental, miscellaneous taxes and normal contractual services.

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

Three Months and Six Months Ended December 31, 2001 Compared to Three Months and Six Months Ended December 31, 2000

Net Sales

Net sales for the three months ended December 31, 2001 were $168,720 compared with $216,497 for the three months ended December 31, 2000, a decrease of $47,777 or 22%, and $337,665 for the six months ended December 31, 2001, compared with $433,125 for the six months ended December 31, 2000, a decrease of $95,460 or 22%. Product sales were $7,661 for the second quarter of Fiscal 2002 compared with $9,000 for the second quarter of Fiscal 2001, a decrease of $1,339 or 15%, and $12,576 for the six months ended December 31, 2001 compared with $18,533 for the six months ended December 31, 2000, a decrease of $5,957 or 32%. Service revenues were $161,059 for the second quarter of Fiscal 2002, compared with $207,497 for the second quarter of Fiscal 2001, a decrease of $46,438 or 22%, and $325,089 for the six months ended December 31, 2001 compared with $414,592 for the six months ended December 31, 2000, a decrease of $89,503 or 22%. This decrease was primarily due to the consolidation of services to two customers and the non-renewal of two maintenance contracts.

Cost of Sales

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Cost of sales in the aggregate decreased 14% to $42,516 for the three months ended December 31, 2001 from $49,505 for the three months ended December 31, 2000 and decreased 24% to $78,796 for the six months ended December 31, 2001 from $103,207 for the six months ended December 31, 2000. Cost of sales for services decreased 17% to $41,314 for the three months ended December 31, 2001 from $49,505 for the three months ended December 31, 2000 and decreased 25% to $77,479 for the six months ended December 31, 2001 from $102,962 for the six months ended December 31, 2000, primarily due to lower sales and favorable renegotiated third-party contracts.

General and Administrative Expenses

General and administrative expenses consist of administrative expenses and technical support. General and administrative expenses increased 61% or $46,155 to $121,998 for the three months ended December 31, 2001 from $75,843 for the three months ended December 31, 2000 and increased 11% or $25,590 to $267,891 for the six months ended December 31, 2001 from $242,301 for the six months ended December 31, 2000. This increase was primarily due to higher fees for normal contractual services and miscellaneous state sales taxes

Selling Expenses

Selling expenses decreased by $434 or 1% to $33,123 for the three months ended December 31, 2001 from $33,557 for the three months ended December 31, 2000, while increasing by $891 or 1% to $66,980 for the six months ended December 31, 2001 from $66,089 for the six months ended December 31, 2000.

Other Income and Expenses

Other income and expenses consisted primarily of interest income and interest expense. Interest income increased $14,990 from $4,402 for the three months ended December 31, 2000 to $19,392 for the three months ended December 31, 2001 and increased $43,570 from $4,482 for the six months ended December 31,2000 to $48,052 for the six months ended December 31, 2001. This increase was due to interest earned on the cash received as the result of a legal settlement agreement with Anacomp, Inc. and the Eastman Kodak Company in May, 2001. Interest expense decreased 100% to $0 for the three months ended December 31, 2001 from $145,597 for the three months ended December 31, 2000 and decreased 100% to $0 for the six months ended December 31, 2001 from $177,158 for the six months ended December 31, 2000. This elimination of interest expense is the result of the retirement of an outstanding note in May, 2001. Miscellaneous income for the second quarter of Fiscal 2002 increased $15,747 to $23,620 from $7,873 for the second quarter of Fiscal 2001 and increased $39,366 to $47,239 for the six months ended December 31, 2001 from $7,873 for the six months ended December 31, 2000. This represents principal repayments on the note receivable from PaperClip Software, Inc., which is fully reserved for as of December 31, 2001. Other expense for the three months and six months ended December 31, 2000 was $41,263 and $41,050, respectively. This expense was related to the disposal of certain fixed assets. There were no similar charges made in Fiscal 2002. Consequently, other income and expenses in the aggregate improved $217,597 to $43,012 income for the three months ended December 31, 2001 from a loss of $174,585 for the three months ended December 31, 2000 and $301,144 to $95,291 income for the six months ended December 31, 2001 from a loss of $205,853 for the six months ended December 31, 2000.

Net Income (Loss)

As a result of the foregoing, ASI realized a net profit of $14,095 ($.00 per share on 3,963,940 weighted average shares outstanding) for the three months ended December 31, 2001, an increase of $131,088 from a net loss of $116,993 ($.03 loss per share on 3,963,940 weighted average shares outstanding) during the three months ended December 31, 2000 and a net profit of $19,289 ($.00 per share on 3,963,940 weighted average shares outstanding) for the six months ended December 31, 2001, an increase of $203,614 from a net loss of $184,325 ($.05 loss per share on 3,963,940 weighted average shares outstanding) during the six months ended December 31, 2000.

Liquidity and Capital Resources

ASI had a working capital surplus of $1,917,871 as of December 31, 2001 compared to a working capital deficit of $788,556 at December 31, 2000.

Total cash used by operating activities during the six-month period ended December 31, 2001 was $231,616, compared to $228,254 during the six-month period ended December 31, 2000. For the six months ended December 31, 2001, the major use of cash was a pre-payment of income taxes and the repayment of old payables. The major use of cash for the six months ended December 31, 2000 was primarily a reduction in pre-paid service contracts.

No cash was provided by financing activities during the six months ended December 31, 2001. In comparison, $228,101 was provided by financing activities for the six-month period ended December 31, 2000, the result of an increase in a long term note payable. This debt was retired in May, 2001.

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


                                        Access Solutions International, Inc.


Date: January 31, 2002                  By: /s/ Robert H. Stone
                                        -----------------------
                                                Robert H. Stone
                                                President and CEO