Form 10QSB
period 2002-03-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2002-05-15
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------


(Mark One)

[ X ] Quarterly  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
      Exchange Act of 1934 For the Quarterly Period ended March 31, 2002

or

[   ] Transition  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
      Exchange Act of 1934 For the transition period from to

Commission file number 0-28920


                      Access Solutions International, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Delaware                                             05-0426298
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                650 Ten Rod Road
                            North Kingstown, RI 02852
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (401) 295-2691
                           --------------------------
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [ X ]   No [  ]


The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of March 31, 2002 was 3,963,940.

                      Access Solutions International, Inc.

                                      INDEX
                                      -----



PART I.                FINANCIAL INFORMATION                                PAGE
                       ---------------------                                ----
Item 1.                Financial Statements


                       Condensed balance sheets--
                         March 31, 2002 (unaudited)and June 30, 2001           3

                       Condensed (unaudited) statements of operations--
                         Three months and nine months
                         ended  March 31, 2002 and 2001                        5

                       Condensed  (unaudited)  statements of cash flows--
                         Nine months ended March 31, 2002 and 2001             6

                       Notes to unaudited condensed financial statements       7

Item 2.                Management's Discussion and Analysis
                         of Financial Condition and Results of Operations      9

PART II.               OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K                       13

                       Signatures                                             14

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets


                                                         March 31,    June 30,
                                                           2002         2001
                                                       -----------    ----------
                                                       (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                            $2,338,851   $2,426,279
    Trade accounts receivable, net of allowance for
         doubtful accounts of $17,375 and $4,344             71,002      191,145
    Inventories                                              15,003       21,472
    Prepaid expenses and other current assets                14,988       32,819
                                                       ------------   ----------
       Total current assets                               2,439,844    2,671,715

Fixed assets, net                                             2,104        6,038
                                                       ------------   ----------

Total assets                                             $2,441,948   $2,677,753
                                                       ============   ==========


             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                            Condensed Balance Sheets

                                                          March 31,     June 30,
                                                           2002           2001
                                                        -----------  -----------
                                                        (Unaudited)

Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                   $   137,312    $ 218,103
    Accrued salaries and wages                              21,626       29,341
    Accrued expenses                                        57,481       65,471
     Provision for income taxes                               --         95,000
    Deferred revenue-prepaid service contracts             275,418      367,951
         Total current liabilities                         491,837      775,866
                                                       ------------  -----------
         Total liabilities                                 491,837      775,866

Stockholders' equity:
    Common Stock, $.01 par value, 13,000,000
      shares authorized, 3,965,199 shares issued            39,652       39,652
Additional paid-in capital                              17,637,694   17,637,694

    Accumulated deficit                                (15,709,179)  15,757,403
                                                       ------------  -----------
                                                         1,968,167    1,919,943


    Treasury stock, at cost (1,259 shares)                 (18,056)    (18,056)
                                                       ------------  -----------
         Total stockholders' equity                      1,950,111    1,901,887
                                                       ------------  -----------
         Total liabilities and stockholders' equity    $ 2,441,948   $2,677,753
                                                       ============  ===========

Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)

                                                For the Three Months         For the Nine Months
                                                   Ended March 31,              Ended March 31,
                                                 2002           2001          2002           2001
                                             -----------    -----------    -----------    -----------

Net sales:
    Products                                 $     3,750    $     3,750    $    16,326    $    25,143
    Services                                     175,343        194,913        500,433        606,644
                                             -----------    -----------    -----------    -----------
           Total net sales                       179,093        198,663        516,759        631,787
                                             -----------    -----------    -----------    -----------
 Cost of sales:
    Products                                        --             --            1,317            245
                                             -----------    -----------    -----------    -----------
    Services                                      42,544         38,470        120,024        141,432
                                             -----------    -----------    -----------    -----------
           Total cost of sales                    42,544         38,470        121,341        141,677
                                             -----------    -----------    -----------    -----------

Gross profit                                     136,549        160,193        395,418        490,110
                                             -----------    -----------    -----------    -----------
perating expenses:
    Selling expense                               30,037         30,405         97,016         96,495
    General and administrative expense           118,490         99,371        386,382        283,548
                                             -----------    -----------    -----------    -----------
Total operating expenses                         148,527        129,776        483,398        380,043
                                             -----------    -----------    -----------    -----------
(Loss) profit from operations                    (11,978)        30,417        (87,980)       110,067
                                             -----------    -----------    -----------    -----------
Other (revenue) and expense:
    Interest income                              (17,293)        (7,445)       (65,345)       (11,926)
Interest expense                                    --           45,580           --          222,738
    Miscellaneous income                         (23,620)       (15,746)       (70,859)       (23,620)
    Other expense                                   --           26,041           --          125,212
                                             -----------    -----------    -----------    -----------
Total other (revenue)/expense                    (40,913)        48,430       (136,204)       312,404
                                             -----------    -----------    -----------    -----------
Net income (loss)                            $    28,935    ($   18,013)   $    48,224    ($  202,337)
                                             -----------    -----------    -----------    -----------
Primary net income (loss) per common share          0.01          (0.00)          0.01          (0.05)
Weighted average number of
common shares                                  3,963,940      3,963,940      3,963,940      3,963,940



             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                 Condensed Statements of Cash Flows (Unaudited)


                                                                For the Nine Months Ended
                                                                       March 31,
                                                                   2002           2001
                                                               -----------    -----------

Cash flows from operating activities
    Net income (loss)                                          $    48,224    ($  202,337)
                                                               -----------    -----------
Adjustments to reconcile net loss to net cash used by
      operating activities:
        Loss on disposition of fixed assets                           --           40,755
        Depreciation and amortization                                3,934         17,624
Increase (decrease) in provision for doubtful accounts-Trade        13,031         (8,167)
        Changes in assets and liabilities:
        (Increase) decrease in:
         Trade accounts receivable                                 107,112        244,312
         Inventories                                                 6,469         (1,142)
         Prepaid expenses and other current assets                  17,831          7,012
         Increase (decrease) in:
         Accounts payable                                          (80,791)      (153,821)
         Accrued expenses                                          (15,705)       (51,268)
         Provision  for income taxes                               (95,000)
         Deferred revenue - prepaid service contracts              (92,533)      (105,291)
                                                               -----------    -----------

NET Cash used by operating activities                              (87,428)      (212,323)
                                                               -----------    -----------
Cash flows from financing activities
    Proceeds from notes payable for litigation advances               --          294,428
Net Cash provided by financing activities                             --          294,428

Net (decrease) INCREASE in cash                                    (87,428)        82,105

Cash and Cash equivalents, beginning of period                   2,426,279         58,042
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $ 2,338,851    $   140,147
                                                               ===========    ===========



             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. ("ASI") annual report on Form 10-KSB for the year ended June 30, 2001.

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

In November of 2000, PaperClip Software Inc. and ASI entered into an agreement whereby the indebtedness to ASI in the amount of $300,000, plus all accrued interest through December 31, 1999 in the amount of $105,300, will be paid for by the execution and delivery of a new promissory note from PaperClip to ASI in the aggregate principal amount of $405,300. All amounts due under the new Note will be paid for over a period of three (3) years in thirty-six (36) equal installments of $11,265 beginning on January 1, 2001. The outstanding balance on the note at March 31, 2002 is approximately $222,000. Although payments on the note are current, ASI has fully reserved for the value of the new promissory note due to PaperClip's poor financial condition.

As a result of advances issued to PaperClip from November 12, 1997 through August 24, 1998, PaperClip was indebted to ASI in the amount of $2,305,506 including accrued interest through March 31, 1999. In November 2000, ASI exchanged the above indebtedness for 3,649,543 shares of PaperClip's Series A Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"). Each share of Preferred Stock is convertible into one share of PaperClip's common stock ("common stock") subject to anti-dilution protection in the event of a stock split, stock dividend, recapitalization or similar change to the capital structure of PaperClip. The shares are convertible at anytime at ASI's option or at PaperClip's option, provided that immediately prior to conversion, the common stock had traded for not less than 60 consecutive days at a closing price of 150% of the implied conversion price. The implied conversion price was derived by dividing the amount of the additional indebtedness by the number of shares of common stock issuable upon conversion by ASI of the preferred stock. The "Converted Shares" would equal 27.5% of the then outstanding Common Stock. The holders of the converted common stock would have piggy back registration rights on the Converted Shares underlying the Preferred Stock. Such piggy-back registration rights on the converted stock would expire with respect to the holder when such shares were eligible for sale pursuant to Rule 144(k) promulgated and the rules and regulations of the Securities Act of 1933. The preferred stock is not entitled to dividends and will have a liquidation preference equal to $2,305,506. No value has been recorded on the Company's financial statements for this investment due to PaperClip's deteriorating stock value and its poor financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------

Overview
--------

ASI's net sales consist of sales primarily of support and services. Products sold by ASI consist of COLD systems, software and hardware including replacement disk drives, subassemblies and miscellaneous peripherals. Support and services rendered by ASI include post-installation maintenance and support. ASI recognizes revenue from customers upon installation of COLD systems and, in the case of COLD systems installed for evaluation, upon acceptance by such customers of the products. ASI had no system sales in the current year. ASI sells extended service contracts on the majority of the products it has sold. Such contracts are one year in duration with payments received either annually in advance of the commencement of the contract or quarterly in advance. ASI recognizes revenue from service contracts on a straight-line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of March 31, 2002, ASI had deferred revenue in the amount of $275,418.

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

Results of Operations
---------------------

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.

Three Months and Nine Months Ended March 31, 2002 Compared to Three Months and Nine Months Ended March 31, 2001

Net Sales
---------

Net sales for the three months ended March 31, 2002 were $179,093 compared with $198,663 for the three months ended March 31, 2001, a decrease of $19,570 or 10%, and $516,759 for the nine months ended March 31, 2002, compared with $631,787 for the nine months ended March 31, 2001, a decrease of $115,028 or 18%. Product sales were $3,750 for the third quarters of both Fiscal 2002 and 2001 and $16,326 for the nine months ended March 31, 2002 compared with $25,143 for the nine months ended March 31, 2001, a decrease of $8,817 or 35%. Service revenues were $175,343 for the third quarter of Fiscal 2002, compared with $194,913 for the third quarter of Fiscal 2001, a decrease of $19,570 or 10%, and $500,433 for the nine months ended March 31, 2002 compared with $606,644 for the nine months ended March 31, 2001, a decrease of $106,211 or 18%. This decrease was primarily due to the site consolidation by one customer and the decision by three other customers not to continue their maintenance agreements.

Cost of Sales
-------------

Cost of sales includes component costs, firmware license costs, labor, travel and certain overhead costs. Cost of sales in the aggregate increased 11% to $42,544 for the three months ended March 31, 2002 from $38,470 for the three months ended March 31, 2001 and decreased 14% to $121,341 for the nine months ended March 31, 2002 from $141,677 for the nine months ended March 31, 2001. Cost of sales for services increased 11% to $42,544 for the three months ended March 31, 2002 from $38,470 for the three months ended March 31, 2001 and decreased 15% to $120,024 for the nine months ended March 31, 2002 from $141,432 for the nine months ended March 31, 2001, primarily due to lower sales and renegotiated third-party contracts.

General and Administrative Expenses
-----------------------------------

General and administrative expenses consist of administrative expenses and technical support. General and administrative expenses increased 19% or $19,119 to $118,490 for the three months ended March 31, 2002 from $99,371 for the three months ended March 31, 2001 and increased 36% or $102,834 to $386,382 for the nine months ended March 31, 2002 from $283,548 for the nine months ended March 31, 2001. This increase was primarily due to higher insurance premiums, additional accounting fees, miscellaneous state franchise taxes which were unusually high due to the revenue received from the settlement of the Anacomp/Kodak lawsuit, and bad debt expense associated with a contested equipment lease.

Selling Expenses
----------------

Selling expenses decreased by $368 or 1% to $30,037 for the three months ended March 31, 2002 from $30,405 for the three months ended March 31, 2001, while increasing by $521 or 1% to $97,016 for the nine months ended March 31, 2002 from $96,495 for the nine months ended March 31, 2001.

Other Income and Expenses
-------------------------

Other income and expenses consisted primarily of interest income and interest expense. Interest income increased $9,848 from $7,445 for the three months ended March 31, 2001 to $17,293 for the three months ended March 31, 2002 and increased $53,419 from $11,926 for the nine months ended March 31, 2001 to $65,345 for the nine months ended March 31, 2002. This increase was due to interest earned on the cash received as the result of a legal settlement agreement with Anacomp, Inc. and the Eastman Kodak Company in May, 2001. Interest expense decreased 100% to $0 for the three months ended March 31, 2002 from $45,580 for the three months ended March 31, 2001 and decreased 100% to $0 for the nine months ended March 31, 2002 from $222,738 for the nine months ended March 31, 2001. This elimination of interest expense is the result of the retirement of an outstanding note in May, 2001. Miscellaneous income for the third quarter of Fiscal 2002 increased $7,874 to $23,620 from $15,746 for the third quarter of Fiscal 2001 and increased $47,239 to $70,859 for the nine months ended March 31, 2002 from $23,620 for the nine months ended March 31, 2001. This primarily represents principal repayments on the note receivable from PaperClip Software, Inc., which is fully reserved for as of March 31, 2002. Other expense for the three months and nine months ended March 31, 2001 was $26,041 and $125,212, respectively. This expense was related to legal expenses associated with the patent litigation and to the disposal of certain fixed assets. There were no similar charges made in Fiscal 2002. Consequently, other income and expenses in the aggregate improved $89,343 to $40,913 of income for the three months ended March 31, 2002 from a loss of $48,430 for the three months ended March 31, 2001 and $448,608 to $136,204 of income for the nine months ended March 31, 2002 from a loss of $312,404 for the nine months ended March 31, 2001.

Income (Loss)
-------------

As a result of the foregoing, ASI realized a net profit of $28,935 ($.01 per share on 3,963,940 weighted average shares outstanding) for the three months ended March 31, 2002, an improvement of $46,948 from a net loss of $18,013 ($.00 loss per share on 3,963,940 weighted average shares outstanding) during the three months ended March 31, 2001 and a net profit of $48,224 ($.01 per share on 3,963,940 weighted average shares outstanding) for the nine months ended March 31, 2002, an improvement of $250,561 from a net loss of $202,337 ($.05 loss per share on 3,963,940 weighted average shares outstanding) during the nine months ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------

ASI had a working capital surplus of $1,948,007 as of March 31, 2002 compared to a working capital deficit of $738,500 at March 31, 2001.

Total cash used by operating activities during the nine-month period ended March 31, 2002 was $87,428, compared to $212,323 during the nine-month period ended March 31, 2001. For the nine months ended March 31, 2002, the major uses of cash were a payment for income taxes, the repayment of old payables and a decrease in deferred revenue from prepaid service contracts. The major uses of cash for the nine months ended March 31, 2001 were primarily the repayment of old payables.

No cash was provided by financing activities during the nine months ended March 31, 2002. In comparison, $294,428 was provided by financing activities for the nine-month period ended March 31, 2001, the result of an increase in a long term note payable. This debt was retired in May, 2001.

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

Seasonality and Inflation
-------------------------

To date, seasonality and inflation have not had a material effect on ASI's operations.

Forward Looking Statements
--------------------------

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

Recent Developments
-------------------

In November of 2000, PaperClip Software, Inc. and ASI entered into an agreement whereby the indebtedness to ASI in the amount of $300,000, plus all accrued interest through December 31, 1999 in the amount of $105,300, will be paid for by the execution and delivery of a new promissory note from PaperClip to ASI in the aggregate principal amount of $405,300. All amounts due under the new Note are to be paid for over a period of three (3) years in thirty-nine (36) equal installments of $11,265 beginning on January 1, 2001. Although payments are current on the note, ASI has fully reserved for the value of the new promissory note due to PaperClip's poor financial condition.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits
         None

(b)  Reports on Form 8-K
         None

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Access Solutions International, Inc.

                                   /s/ Robert H. Stone
                                   ------------------------------------
                                       Robert H. Stone
                                       President and CEO


Date: April 12, 2002