Form 10KSB
period 2002-06-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2002-10-15
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended June 30, 2002

                                       or
[ ] Transition  Report Under to Section 13 or 15(d) of the  Securities  Exchange
    Act of 1934 for the transition period from ______________ to ______________

                         Commission file number 0-28920

                      Access Solutions International, Inc.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          Delaware                                        05-0426298
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
                               650 Ten Rod Road
                            North Kingstown, RI 02852
                    ----------------------------------------
                    (Address of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $707,007.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $.15 per share, the closing price of the Common Stock on June 30, 2002: $594,591.

The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of June 30, 2002 was 3,963,940.

Documents Incorporated by Reference: None

                                     Part I

Item 1.   Description of Business

Statements

Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes", "will", "should", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. These statements are based on current information which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Such statements contain a number of risks and uncertainties, including, but not limited to the announced sale of the Company's remaining hardware and software maintenance contracts and the plan of complete liquidation and dissolution of the Company, subject to stockholder approval. ASI cautions that its actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with the wind down of our business. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of ASI's securities. See the "Risk Factors" section under Item 2 of this Report.

Recent Developments

On September 18, 2002, the Company announced that it had sold its remaining hardware and software maintenance contracts to Computer Upgrade Corporation
(CUC), a privately owned, full service integrator specializing in proven turn-key cross platform storage solutions, for consideration of one-half of the gross margin on the contracts from July 1, 2002 through July 1, 2004. In consideration of this agreement, Access Solutions paid CUC $262,656 representing one-half of the prepaid but unearned maintenance gross margin on the contracts in force as of July 1, 2002.

Having maximized the value of its maintenance contracts, the Board of Directors unanimously approved a plan of complete liquidation and dissolution of the Company (the "Plan"), subject to stockholder approval. The Company plans to sell its remaining assets, including inventory, property and equipment and intellectual property, discharge its liabilities and distribute the net proceeds to stockholders.

If stockholders approve the plan, the Company will file a Certificate of Dissolution promptly after the stockholder vote, and stockholders will then be eligible to share in the liquidation proceeds based on their proportionate interest at the time. Holders of the Company's options will need to exercise those options prior to the date the Certificate of Dissolution is filed in order to share in the liquidation proceeds. Under Delaware law the Company will remain in existence as a non-operating entity for three years from the date the Company files a Certificate of Dissolution in Delaware, and will maintain a certain level of reserves to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, the Company will attempt to convert its remaining assets into cash and settle its liabilities as expeditiously as possible.

Assuming stockholder approval of the Plan, the Board of Directors currently anticipates that an initial distribution of liquidation proceeds will be made to stockholders within 75 days after the stockholder's meeting. A portion of the Company assets will be held in a contingency reserve, and the Board of Directors anticipates that stockholders could periodically receive additional distributions subsequent to the initial distribution.

Business Background

ASI, a Delaware corporation formed in 1986, assembled and supported mainframe information storage and retrieval systems, including both software and hardware, for large companies. ASI's COLD and optical disk storage systems, which were marketed under the brand names OAS and GIGAPAGE, and GIGAPAGE DASDI, were sold principally to a limited number of large organizations that had the need to store and retrieve large quantities of computer-generated data.

PaperClip Investment: On April 15, 1997, the Company and PaperClip Software, Inc. ("PaperClip") entered into an agreement for the Company to acquire substantially all the assets and liabilities of PaperClip, which was later amended to change the acquisition to a merger. The Company and PaperClip also entered into a management agreement (the "Management Agreement") which allowed the Company to manage the day-to-day operations of PaperClip and to advance funds on behalf of PaperClip pursuant to an operating budget, in each case until the closing of the Merger or the termination of the Merger Agreement. On January 29, 1997, the Company provided a $300,000 bridge loan to PaperClip for use as operating capital in exchange for a 12% convertible note from PaperClip secured by substantially all the assets of PaperClip. In addition, the Company had made unsecured advances to PaperClip for funding of working capital requirements.

Despite extensive discussions and adjustments in the terms of the original agreement, PaperClip and ASI were unable to reach an acceptable agreement. At the termination of talks, PaperClip owed ASI over $1,922,554 in advances plus the $300,000 bridge loan and had no immediate ability to repay these advances.


In November of 2000, PaperClip and ASI entered into an agreement whereby the indebtedness to ASI in the amount of $300,000, plus all accrued interest through December 31, 1999 in the amount of $105,300, would be paid for by the execution and delivery of a new promissory note from PaperClip to ASI in the aggregate principal amount of $405,300. All amounts due under the new Note would be paid for over a period of three (3) years in thirty-six (36) equal installments of $11,265 beginning on January 1, 2001. Although payments are current on the note, ASI has fully reserved for the value of the new promissory note (approximately $200,000) due to PaperClip's poor financial condition.

As a result of the advances made by ASI from November 12, 1997 through August 24, 1998, PaperClip was indebted to ASI in the amount of $2,305,506 including interest. In November 2000, ASI exchanged the above indebtedness for shares of a new class of PaperClip convertible preferred stock (the "Preferred Stock"). Each share of Preferred Stock is convertible into one share of PaperClip's Common Stock ("PaperClip Common Stock") subject to anti-dilution protection in the event of a stock split, stock dividend, recapitalization or similar change to the capital structure of PaperClip. The shares are convertible anytime at ASI's option or at PaperClip's option, provided that immediately prior to conversion, the PaperClip Common Stock has traded for not less than 60 consecutive days at a closing price of 150% of the implied conversion price. The implied conversion price is derived by dividing the amount of the additional indebtedness by the number of shares of PaperClip Common Stock issuable upon conversion by ASI of the Preferred Stock. As of June 30, 2002, the "Converted Shares" would equal 27.5% of the outstanding PaperClip Common Stock. The holders of the PaperClip converted common stock would have piggyback registration rights on the Converted Shares underlying the Preferred Stock. Such piggy back registration rights on the converted stock would expire with respect to the holder when such shares are eligible for sale pursuant to Rule 144(k) promulgated and the rules and regulations of the Securities Act of 1933. The Preferred Stock is not entitled to dividends and will have a liquidation preference equal to $2,305,506. No value has been recorded on the Company's financial statements for this investment due to PaperClip's deteriorating stock value and its poor financial condition.

Anacomp Settlement: On August 29, 1997, ASI filed a complaint against Data/Ware Development, Inc., ("Data/Ware"), and Eastman Kodak Company ("Kodak") alleging infringement of two of ASI's patents. The defendants counter-claimed and counter-sued ASI. The claim stated that Data/Ware and Kodak collectively manufactured, used and/or sold equipment for recording data on optical media and alleged that the manufacture and sale of such equipment, and use by purchasers thereof, infringed one or more of the Company's patents. The claim called for an order enjoining the defendants from further infringement of its patents, damages and interest for infringement and reasonable attorney's fees and such other relief that the court deemed proper.

On May 27, 1998, in order to continue funding the patent infringement lawsuit, ASI completed a financing agreement that called for the purchase of a 30% interest in several of the Company's patents by a stockholder and former director, for $100,000. These patents were the subject of the pending Data/Ware/Kodak lawsuit. In addition, this same stockholder also loaned the Company $650,000 and agreed to make additional advances up to $1,000,000 for outstanding and future legal fees and costs incurred in connection with the lawsuit.

The loan was secured by a first priority interest in these patents and bore interest at the rate of 19% and was convertible into ASI common stock under certain circumstances. The loan had a term of the lesser of three years or completion of the Company's patent litigation and converted to a demand note at the end of its term. On May 27, 2000, ASI obtained an amendment to the loan agreement extending the due date to three years to May 27, 2003 and increasing the amount that could be borrowed under the loan to $1,500,000.

With its remaining resources, ASI completed and stabilized the latest development stage of its product, completed other customer contractual efforts and upgraded its customers as appropriate. The impact of the product patent infringement by Kodak/Anacomp and the marketing power of both companies, however, overpowered any ongoing marketing efforts by ASI. In addition, technological advancements, the system's applicability to only the mainframe and published and limited financial resources reduced sales opportunities and customer acceptance of ASI products. Consequently, in the fall of 1998, ASI retrenched both in personnel and technological development efforts.


On April 23, 2001, ASI announced that it had received a monetary settlement pursuant to a signed settlement agreement with Anacomp, Inc. ("Anacomp"), successor to Data/Ware, and Kodak resolving its patent infringement lawsuit.

After the payment of its proportionate share of the legal fees and related expenses and the share of the settlement allocated to the co-owner of the patent, on May 1, 2001, ASI received net proceeds of $4,175,583. Approximately $2,000,000 was used to retire outstanding debt, including the liability to the stockholder, and deferred payables.

On May 1, 2001, the liability to the stockholder was retired in full, for the amount of $1,614,642, which represented the aggregate value of the outstanding loans, including interest. The option to convert to common stock was not exercised.

Review of Alternatives

The successful prosecution of the patent infringement case against Kodak/Anacomp enabled ASI, after its legal fees and repayment to the stockholder who financed the suit, to repay its long patient creditors and clean up other issues. Unfortunately, the technology in the industry had changed and by-passed that of ASI; the Company had only three full time employees, none of whom had any development skills; and the cost to reenter the market and establish ASI as a preferred provider was significantly greater than the Company's current resources. Given its history and lack of management and systems development depth, ASI was not a prime opportunity for outside investors.

Over the ensuing months in 2001 and 2002, the Company contacted several investment firms and professionals with contacts and/or clients in the small to mid-sized technology field. The Board determined that to market the Company aggressively would be disproportionately expensive compared to the value of the Company. In addition, the value of the Company was perceived as its free cash flow, an amount considered small to most of the potentially eligible investors or buyers. Four prospective opportunities did arise through an investment banking firm and two other independent sources. In each case, the prospective acquirer was in an early to later stage technology development phase with limited sales, a negative cash flow and incurring losses. In each case the Board determined that the technological and financial risk to the current stockholders was unacceptable.

The Board also determined that continuation of the current business was also no longer viable. Having reduced all costs to a minimum, the Company was operating at approximately breakeven cash flow and had little to no opportunity to expand its customer base. Although current customers had to continue to use the ASI system to retrieve information, most had or were in the process of installing new technology for the future. Thus, the maintenance contracts currently in place had a finite life. The Board did believe, however, that the hardware and software maintenance contracts currently in place had some present value to others in the maintenance field with appropriate economies of scale and accordingly decided to pursue this approach. Out of the various companies contacted, five were identified, three expressed further interest, two returned confidentiality agreements and both bid for the contracts.

As a result of this effort, on September 18, 2002, the Company announced that it had sold its remaining hardware and software maintenance contracts to Computer Upgrade Corporation (CUC), a privately owned, full service integrator specializing in proven turn-key cross platform storage solutions, for consideration of one-half of the gross margin on the contracts from July 1, 2002 through July 1, 2004. In consideration of this agreement, ASI paid CUC $262,656 representing one-half of the accrued but unearned maintenance gross margin on the contracts in force as of July 1, 2002. If all of the current contracts remain in force and are renewed on the same basis and price over the next two years, Access Solutions would earn $103,205 in deferred revenue and $228,310 in gross margin from CUC.


In summary, during this period, the Company worked to maximize business efficiencies and eliminate as many operating expenses as was prudent to conserve cash, service existing customers and examined all options. In the end, however, no party was prepared to provide capital or acquire the Company on a basis favorable to ASI stockholders. The Board of Directors also considered whether to continue maintaining operations, but determined that the lack of sales, the lack of technologically qualified personnel remaining at the Company, the lack of demand for its product and the downturn in the Company's market, would only cause an erosion of the Company's cash and asset value, thus reducing stockholder value without any assurance of a future recovery. In addition, the Company's stock was trading below the anticipated cash liquidation value of the shares. In light of these factors, the Board of Directors determined that liquidation and dissolution of the Company was the best way to maximize stockholder value.

Consistent with these findings and conclusions, on September 17, 2002, the Board of Directors unanimously approved, on September 17, 2002, the orderly wind down of operations, including authorizing management to immediately commence efforts to sell the majority of its assets, terminate commercial agreements and relationships, exit its commercial obligations, and generally wind down the business and operations. The Board determined that the immediate sale of such assets was the best way to maximize stockholder value.

There can be no assurance that the liquidation value per share of Common Stock in the hands of the stockholders will equal or exceed the price or prices at which the Common Stock has recently traded or may trade at in the future, or that the liquidation value will exceed zero. However, the Board of Directors believes that it is in the best interests of the Company and its stockholders to distribute to the stockholders the Company's net assets, if any, pursuant to the Plan. If the Plan is not ratified and approved by the stockholders, the Board of Directors will explore what, if any, alternatives are available for the future of the Company, particularly in light of the fact that the Company has consummated the sale of a substantial portion of its assets as of September 17, 2002. The Board of Directors does not believe, however, that there are viable alternatives to the Plan, and even if there were, that any of its employees would continue to be available to execute them.

Employees

As of June 30, 2002, ASI had 3 full time and 2 part-time employees. As of September 18, 2002, ASI had 2 full time employee and 1 part-time employees.

Item 2. Description of Property

ASI's principal offices are located in North Kingstown, Rhode Island, in a leased facility consisting of approximately 4,200 square feet of space occupied under a month-to-month lease commitment. ASI has committed to vacate the space by October 31, 2002, without penalty.

Item 3.   Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

ASI's initial public offering ("IPO") was completed on October 16, 1996. Prior to that date there was no market for ASI Common Stock, Redeemable Warrants or Units. The ASI Common Stock, Redeemable Warrants and Units consisting of two shares of Common Stock and one Redeemable Warrant were traded on the Nasdaq SmallCap Market under the symbols "ASIC," "ASICW" and "ASICU," respectively until August 13, 1998. On that date, ASI's shares of common stock, units and warrants were delisted from the Nasdaq SmallCap Market because ASI failed to meet the net tangible assets, market capitalization, net income, bid price and market value of public float requirements as stated in Marketplace Rule(s) 4310(c)(02), 4310(c)(04), and 4310(c)(07). The warrants and thus the units expired on October 15, 2001 (the "Expiration Date"). ASI's shares of common stock currently trade on the Over the Counter Electronic Bulletin Board Market "(OTC EBB)" under the symbols "ASIC,". As of June 30, 2002 there were approximately 102 holders of record of ASI Common Stock.

The following table sets forth, for the periods indicated, high and low closing bid and asked prices for the ASI Common Stock, Redeemable Warrants and Units, as reported on the Nasdaq SmallCap Market when available. Since such prices represent quotations between dealers, they do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

Common Stock

                                             ---------  ------------

                                              Bid Low    Asked High
                                             ---------  ------------


2000:
       Third Quarter                            .01          .25
       Fourth Quarter                           .04          .16

2001:
       First Quarter                            .04          .17
       Second Quarter                           .12          .26
       Third Quarter                            .14          .22
       Fourth Quarter                           .12          .20
2002:
       First Quarter                            .10          .19
       Second Quarter                           .10          .22

Redeemable Warrants
                                             ---------  ------------

                                              Bid Low    Asked High
                                             ---------  ------------

2000:
       Third Quarter                              -          -
       Fourth Quarter                             -          -

2001:
       First Quarter                              -          -
       Second Quarter                             -          -
        Third Quarter  (Expired 10/15/01)         -           -


Units
                                             ---------  ------------

                                              Bid Low    Asked High
                                             ---------  ------------


  2000:
         Third Quarter                           -
         Fourth Quarter                          -

  2001:
         First Quarter                           -
         Second Quarter                          -
         Third Quarter (Expired 10/15/01)        -

ASI has not paid any cash dividends on the ASI Common Stock since its inception.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview


ASI assembled and supported mainframe information storage and retrieval systems, including both software and hardware, for large companies. ASI's COLD and optical disk storage systems, which were marketed under the brand names OAS and GIGAPAGE, and GIGAPAGE DASDI, were sold principally to a limited number of large organizations that had the need to store and retrieve large quantities of computer-generated data. ASI had no system sales in the current fiscal year. ASI also sold extended service contracts on the majority of the products it has sold. Such contracts were generally one year in duration with payments received in advance of the commencement of the contract. ASI recognizes revenue from service contracts on a straight-line basis over the term of the contract. The unearned portion of the service revenue is reflected as deferred revenue. As of June 30, 2002, ASI had deferred revenue in the amount of $432,918.

ASI's primary operating expenses include maintenance and general and administrative expenses. General and administrative expenses this fiscal year consisted primarily of employee compensation, insurance premiums, office rental and normal contractual services.

On September 18, 2002, the Company announced that it had sold all of its remaining hardware and software maintenance contracts to Computer Upgrade Corporation, a full service integrator specializing in proven turn-key cross platform storage solutions for consideration of one-half of the gross margin on the contracts from July 1, 2002 through July 1, 2004.

The Company also announced that its Board of Directors had unanimously approved a plan of complete liquidation and dissolution of the Company, subject to stockholder approval. The Company plans to sell its remaining assets including inventory, property and equipment intellectual property, discharge its liabilities and distribute the net proceeds to stockholders over a period of up to three years.

If stockholders approve the plan, the Company will file a Certificate of Dissolution promptly after the stockholder vote, and stockholders will then be eligible to share in the liquidation proceeds based on their proportionate interest at the time. Holders of the Company's options will need to exercise those options prior to the date the Certificate of Dissolution is filed in order to share in the liquidation proceeds. Under Delaware law the Company will remain in existence as a non-operating entity for three years from the date the Company files a Certificate of Dissolution in Delaware, and will maintain a certain level of reserves to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, the Company will attempt to convert its remaining assets into cash and settle its liabilities as expeditiously as possible.

Assuming stockholder approval of the Plan, the Board of Directors currently anticipates that an in initial distribution of liquidation proceeds will be made to stockholders within 75 days after the stockholder's meeting. A portion of the Company's assets will be held in a contingency reserve, and the Board of Directors anticipates that stockholders could periodically receive additional distributions subsequent to the initial distribution.


Results of Operations


Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

The following table presents certain items from ASI's Statement of Operations, and such amounts as percentages of net sales, for the periods indicated. Products and service costs percentages are of net sales.


                             Year Ended June 30, 2002      Year Ended June 30, 2001

Net sales
     Products                $    35,576             5%   $   146,162             15%
     Support and services        671,431            95        799,816
                             -----------   -----------    -----------    -----------
         Total net sales         707,007           100        945,978            100
Cost of Sales
     Products
     Support and services          7,422             1         17,339              2
     Total cost of sales         205,650            29        237,060             25
                             -----------   -----------    -----------    -----------
                                 213,072            30        254,399             27
Gross profit                     493,935            70        691,579             73
                             -----------   -----------    -----------    -----------
Operating expenses:
     Selling                     132,688            19        118,429             13
     General and
         administrative          389,401            55        429,801             45
                             -----------   -----------    -----------    -----------
Total operating expenses         522,089            74        548,230             58
Other income
     and (expense), net          137,819            19       (213,272)           (23)
                             -----------   -----------    -----------    -----------
Profit (loss) before
      litigation
      settlement                 109,665            15        (69,923)            (8)
                             -----------   -----------    -----------    -----------
 Litigation settlement              --            --        4,175,583            441
                             -----------   -----------    -----------    -----------
Net profit before
     provision for income
     taxes                       109,665            15      4,105,660            433
                             -----------   -----------    -----------    -----------
Provision for income taxes         2,500             0         95,000             10
                             -----------   -----------    -----------    -----------
Net Profit                   $   107,165            15%   $ 4,010,660            423
                             ===========   ===========    ===========    ===========




Net sales. Net sales decreased 25% to $707,007 for the year ended June 30, 2002 from $945,978. Product sales decreased 76% to $35,576 for the year ended June 30, 2002 from $146,162 for the year ended June 30, 2001 when a sale of an optical storage system was recorded. Support and service revenues decreased by 16% to $671,431 for the year ended June 30, 2002 from $799,816 for the year ended June 30, 2001. This reduction was due to the consolidation of sites for one customer and the decision by three customers to reduce maintenance coverage.

Cost of sales. Cost of sales includes component costs, firmware, license costs, third-party equipment maintenance contractors and certain overhead costs. Cost of sales in the aggregate decreased 16% to $213,072 for the year ended June 30, 2002 from $254,399 for the year ended June 30, 2001, primarily due to the decrease in service and support sales. Cost of sales for products decreased by 57% to $7,422 for the year ended June 30, 2002 from $17,339 for the year ended June 30, 2001. This decrease in cost was directly attributable to the decrease in product sales. Cost of services decreased by 13% to $205,560 for the year ended June 30, 2002 from $237,060 for the year ended June 30, 2001, primarily due to decreased sales and favorable renegotiation of third-party service contracts. The Company's gross margin decreased to 70% from 73% due to the above factors.

Sales and Support Service expenses. Selling expenses increased by 12% or $14,259 to $132,688 for the year ended June 30, 2002 from $118,429 for the year ended June 30, 2001. These expenses have remained fairly static.

General and administrative expenses. General and administrative expenses consist of administrative expenses and certain internal office and support expenses. General and administrative expenses decreased $40,400 or 9% to $389,401 for the year ended June 30, 2002 from $429,801 for the year ended June 30, 2001. This improvement was primarily due to the reduction of one employee, mitigated to some extent by higher insurance premiums, an increase in franchise taxes and an increase in fees for normal contractual services.

Other income and expense. The Company incurred no interest expense during the year ended June 30, 2002 and $240,504 during the year ended June 30, 2001. The elimination of interest expense was due to the retirement of all outstanding debt as of May, 2001. Interest income increased 52% to $43,341 for the year ended June 30, 2002 from $22,462 for the year ended June 30, 2001. This increase was attributed to the receipt of twelve payments of interest on a note receivable from PaperClip Software, Inc. during FY 2002, compared to six payments during FY 2001, and from increased interest earned on cash investments. Miscellaneous income of $94,478 at June 30, 2002 represents a full year of principal repayments on the note receivable from PaperClip Software, Inc., which is fully reserved for as of June 30, 2002. Only six months of principal payments were received during fiscal 2001. The loss on disposal of fixed assets of $42,469 for the year ended June 30, 2001 is due to the disposal of non-fully depreciated fixed assets.

Litigation settlement. For the year ended June 30, 2001, pursuant to the settlement resolving its patent infringement lawsuit against defendants Anacomp and Kodak, ASI received a net monetary award of $4,175,583.

Net income (loss) before provision for income taxes. As a result of the foregoing, ASI's net income decreased to $109,665 for the year ended June 30, 2002 from $4,105,660 for the year ended June 30, 2001.

Provision for income taxes. The provision for income taxes is calculated after considering book and tax timing differences. Note 7 to the financial statements discusses the timing differences for the years ended June 30, 2002 and 2001.

Liquidity and Capital Resources


ASI had a working capital surplus of $2,010,003 at June 30, 2002 as compared to a working capital surplus of $1,895,849 at June 30, 2001. The increase in working capital was principally attributable to the increase in accounts receivable and a decrease in accounts payable .

Total cash used by operating activities in fiscal year 2002 was $74,678. The major uses of cash were an increase in trade receivables, a reduction of accounts payable and provision for income taxes. These amounts represent adjustments to net cash used by operating activities in the Company's Statement of Cash Flows. The reduction of accounts payable noted in working capital and cash used by operating activities was primarily attributable to repayment of old payables.

During Fiscal 2002, cash used by investing activities totaled $909, reflecting the acquisition of new office machinery.

In Fiscal 2001, ASI received a net monetary award of $4,175,583 that was related to the settlement of the DataWare/ Kodak patent infringement lawsuit. After the payment of legal fees and the share of the settlement allocated to the co-owner of the patent, on May 1, 2001, ASI received net proceeds of $4,175,586. Approximately $2,000,000 has been used to retire outstanding debt and payables.

At June 30, 2002, ASI had federal and state net operating loss carryforwards available to reduce any future taxable income in the approximate amount of $10,707,000. These net operating loss carryforwards will expire in various amounts between the years 2003 and 2022, if not previously utilized. In the event of a change in the ownership of ASI, as defined in Section 382 of the

Internal Revenue Code, utilization of net operating loss carryforwards in periods following such ownership changes can be significantly limited. Management believes that ASI has incurred several changes of ownership under these rules. As a result, utilization of the net operating loss carryforwards is subject to various limitations, depending upon the year in which the net operating loss originated. Management estimates that federal net operating loss carryforwards in the approximate aggregate amount of $6,000,000 will be available to offset taxable income that ASI may generate within the carryforward period subject to a limitation of approximately $400,000 per year. Because the underlying calculations are complex and are subject to review by the Internal Revenue Service, these limitation amounts could be adjusted at a later date.

The PaperClip Note

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

In November, 2000, PaperClip entered into an agreement with ASI whereby the Company's original secured advance to PaperClip in the amount of $300,000 and accrued interest of $105,530 was restructured to an interest free note with the principal amount of Four Hundred Five Thousand Five Hundred Thirty ($405,530) Dollars with substantially the same security. Under the terms of the note,
PaperClip is to pay this note in thirty-five consecutive equal monthly installments of Eleven Thousand Two Hundred Sixty-four and 72/100 ($11,264.72) Dollars commencing on January 1, 2001 and continuing on the same day of each successive month thereafter with a thirty sixth and final payment of all indebtedness evidenced thereby on December 1, 2003. Although payments are current on the note, ASI has fully reserved for the value of the new promissory note (approximately $200,000) due to PaperClip's poor financial condition.

If the above described payments are not paid as and when due (including without limitation payment being due as a result of the acceleration of the repayment of the indebtedness noted below), the indebtedness outstanding under the note will bear interest from the date such payment was due at fifteen (15%) percent per annum. PaperClip may prepay the restructured note at any time after having given at least thirty (30) days prior written notice to the Company.

The repayment of the indebtedness evidenced by the note may be accelerated at the election of the Company, upon the happening of any of the following events:

(a) PaperClip (i) discontinues its business (as evidenced by a resolution of PaperClip's Board of Directors or stockholders), (ii) applies for or consent to the appointment of a receiver, trustee, custodian or liquidator of it or any of its property, (iii) admits in writing of its inability to pay its debts as they mature, except for the obligations set forth on Schedule 2.10 of the Disclosure Schedules of the Series A Preferred Stock Purchase Agreement between PaperClip and the Company dated October, 2000, (iv) makes a general assignment for the benefit of creditors, (v) becomes adjudicated a bankrupt or insolvent or becomes the subject of an order for relief under Title 11 of the United States Code or
(vi) files a voluntary petition in bankruptcy, or a petition or an answer seeking reorganization or an arrangement with creditors or takes advantage of any bankruptcy, reorganization, insolvency, readjustment of debt, dissolution or liquidation law or statute, or answers, admitting the material allegations of a petition filed against it in any such proceeding under any such law;

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

The agreement also provided for ASI and PaperClip to convert the advanced amount, including interest, of $2,305,506.10 as a result of the party's April 15, 1997 subsequently terminated merger activities into 3,649,543 shares of PaperClip's Series A Preferred, $.01 par value Stock and to waive the management fees of $300,000 earned by ASI under the April 15, 1997 agreement. No value has been recorded on the Company's financial statements for this investment due to Paperclip's deteriorating stock value and poor financial condition.

Seasonality and Inflation


Seasonality and inflation have not had a material effect on ASI's operations.

Risk Factors

This Annual Report on Form 10-K contains certain forward looking statements, including statements concerning the Company's future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. Some remaining assets of the Company may be difficult for us to convert into cash, and we can make no assurance that we will receive any material amounts in respect of such assets. No assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Common Stock traded prior to our dissolution. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to the Company. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our ability to distribute proceeds to our stockholders. You should also refer to the other information set forth in this Annual Report on Form 10-K, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

Our business, financial condition or results could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the proceeds we plan to distribute to our stockholders may be adversely affected.

Stockholders may be liable to creditors of the Company for up to amounts received from the Company if the Company's reserves are inadequate.
--------------------------------------------------------------------------------

If the Plan is approved by the stockholders of the Company, a Certificate of Dissolution will be filed with the State of Delaware and the Company will be dissolved as of the date of that filing. Pursuant to the Delaware General Corporation Law (the "DGCL"), the Company will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against it and enabling the Company gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. Under the DGCL, in the event the Company fails to create an adequate contingency reserve for payment of its expenses and liabilities during this three-year period, each stockholder could be held liable for payment to the Company's creditors for such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited, however, to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts). Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from the Company under the Plan. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by the Company will be adequate to cover any expenses and liabilities.

Success of the plan depends on qualified personnel to execute it.
----------------------------------------------------------------

The success of the Plan depends in large part upon our ability to retain the services of qualified personnel to handle the sale of our remaining assets and settlement of remaining liabilities. Although we have retained the consulting services of Thomas Gardner for this purpose, the retention of qualified personnel is particularly difficult under the Company's current circumstances.

Our stock transfer books will be closed on the date we file our certificate of dissolution with the Delaware Secretary of State. This date will also be our final record date, after which any trades will not be recorded by the Company.
--------------------------------------------------------------------------------

If the Plan is approved by the stockholders of the Company, we will close our stock transfer books and discontinue recording transfers of Common Stock at the close of business on the date (the "Final Record Date") we file the Certificate of Dissolution with the Delaware Secretary of State. Thereafter, certificates representing the Common Stock will not be assignable or transferable on our books except by will, in testate succession or operation of law. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the Final Record Date, and, after the Final Record Date, any distributions made by the Company will be made solely to the stockholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, in testate succession or operation of law. For any other trades after the Final Record Date, the seller and purchaser of the stock will need to negotiate and rely on "due-bill" contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

After the Company's wind-down, there may be no cash to distribute to our stockholders and if there is cash to distribute, the timing of any such distribution is uncertain.
--------------------------------------------------------------------------------

There is currently no firm timetable for the distribution of proceeds to our stockholders, because of contingencies inherent in winding up the Company's business. The liquidation is expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware by a final liquidating distribution either directly to the stockholders or to a liquidating trust. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the Final Record Date, and after such date, any distributions made by the Company will be made solely to stockholders of record on the close of business on the Final Record Date, except to reflect permitted transfers. We are, however, currently unable to predict the precise nature, amount or timing of any distribution to stockholders. The actual nature, amount and timing of all distributions will be determined by our Board of Directors, in its sole discretion, and will depend in part upon our ability to convert our remaining assets into cash.

Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to stockholders. Claims, liabilities and expenses from operations (including costs associated with our consultant's efforts to sell our remaining assets and settle our remaining liabilities, taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred. These expenses will reduce the amount of cash available for ultimate distribution to stockholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders.

Our inability to reach cash break-even and our resulting dissolution could give rise to securities class action claims against us, which could deplete the proceeds that are to be distributed to stockholders.
--------------------------------------------------------------------------------

Securities class action claims have been brought against companies in the past where the market price of the Company's securities has fallen due to an inability of the Company to achieve operational profitability. Any such litigation could be very costly and divert our remaining resources from being available for distribution to our stockholders. Any adverse determination in this kind of litigation could also deplete our cash position, and reduce proceeds that would otherwise be distributed to our stockholders.

The proceeds from the sale of our assets may be less than anticipated.
---------------------------------------------------------------------

Sales of our remaining assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell these assets will depend largely on factors beyond our control. Because some of our remaining assets, particularly intellectual property assets, may decline in value over time, we may not be able to consummate the sale of these assets in time to generate meaningful value. In addition, we may not obtain as high a price for a particular asset as we might secure if we were not in liquidation.

We may be unable to negotiate settlements with respect to our remaining liabilities.
--------------------------------------------------------------------------------

We are currently in the process of negotiating settlements with respect to our remaining obligations and liabilities which include without limitation building and facilities leases, tax obligations, claims by licensees, contracts and trade payables with third parties including. If we are unable to successfully negotiate termination of these obligations, we will have fewer cash proceeds to distribute to our stockholders.

We may continue to incur the expense of complying with public company reporting requirements.
--------------------------------------------------------------------------------

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, after filing our Certificate of Dissolution we will seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act, but there can be no assurance that such relief will be granted. Until such relief is granted we will continue to make obligatory Exchange Act filings. We anticipate that even if such relief is granted in the future, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission may require.

Item 7.  Financial Statements


                      Access Solutions International, Inc.

                          Index to Financial Statements





                                                                          PAGE

Report of Independent Auditors                                             17

Financial Statements:

  Balance Sheet - June 30, 2002                                            18

  Statements of Operations -
    Years Ended June 30, 2002 and 2001                                     19

  Statements of Stockholders' Equity (Deficit) -
    Years Ended June 30, 2002 and 2001                                     20

  Statements of Cash Flows -
    Years Ended June 30, 2002 and 2001                                     21

Notes to Financial Statements                                              22

                         REPORT OF INDEPENDENT AUDITORS






To the Board of Directors and Stockholders of Access Solutions International, Inc.


We have audited the accompanying balance sheet of Access Solutions International, Inc. as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Access Solutions International, Inc. as of June 30, 2002, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.





CARLIN, CHARRON & ROSEN LLP

August 8, 2002

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                       $      2,350,692
    Trade accounts receivable, net of allowance for doubtful accounts of
      $17,375                                                                                290,668
    Inventories                                                                               15,003
    Prepaid expenses and other current assets                                                 18,288
                                                                                    ----------------

      TOTAL CURRENT ASSETS                                                                 2,674,650
                                                                                    ----------------

PROPERTY AND EQUIPMENT, NET                                                                    1,798
                                                                                    ----------------

TOTAL ASSETS                                                                        $      2,676,448
                                                                                    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                $        147,156
    Accrued salaries and wages                                                                22,069
    Accrued expenses                                                                          65,004
    Deferred revenue                                                                         432,918
                                                                                    ----------------

      TOTAL CURRENT LIABILITIES                                                              667,147
                                                                                    ----------------

TOTAL LIABILITIES                                                                            667,147
                                                                                    ----------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 9)                                                --

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 13,000,000 shares authorized,
      3,965,199 shares issued, and 3,963,940 shares outstanding                               39,652
    Additional paid-in capital                                                            17,637,694
    Accumulated deficit                                                                  (15,649,989)
                                                                                    -----------------

      TOTAL                                                                                2,027,357

    Treasury stock, at cost (1,259 shares)                                                   (18,056)
                                                                                    -----------------

      TOTAL STOCKHOLDERS' EQUITY                                                           2,009,301
                                                                                    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $      2,676,448
                                                                                    ================

               See accompanying notes to the financial statements
                       and independent auditors' report.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                                              YEAR ENDED JUNE 30,
                                                                        2002                        2001
                                                                    -----------                 -----------
NET SALES
    Products                                                        $    35,576                 $   146,162
    Support and services                                                671,431                     799,816
                                                                    -----------                 -----------
      TOTAL NET SALES                                                   707,007                     945,978
                                                                    -----------                 -----------

COST OF SALES
    Products                                                              7,422                      17,339
    Support and services                                                205,650                     237,060
                                                                    -----------                 -----------
      TOTAL COST OF SALES                                               213,072                     254,399

      GROSS PROFIT                                                      493,935                     691,579
                                                                    -----------                 -----------

OPERATING EXPENSES
    Selling expenses                                                    132,688                     118,429
    General and administrative expenses                                 389,401                     429,801
                                                                    -----------                 -----------
        TOTAL OPERATING EXPENSES                                        522,089                     548,230
                                                                    -----------                 -----------

PROFIT (LOSS) FROM OPERATIONS                                           (28,154)                    143,349

OTHER INCOME (EXPENSE)
    Loss on disposal of fixed assets                                       --                       (42,469)
    Interest income                                                      43,341                      22,462
    Interest expense                                                       --                      (240,504)
    Litigation settlement                                                  --                     4,175,583
    Miscellaneous income                                                 94,478                      47,239
                                                                    -----------                 -----------
TOTAL OTHER INCOME (EXPENSE)                                            137,819                   3,962,311
                                                                    -----------                 -----------

NET INCOME BEFORE PROVISION FOR
    INCOME TAXES                                                    $   109,665                 $ 4,105,660
                                                                    ===========                 ===========

PROVISION FOR INCOME TAXES                                                2,500                      95,000

NET INCOME                                                          $   107,165                 $ 4,010,660
                                                                    ===========                 ===========

NET INCOME PER COMMON SHARE                                         $       .03                 $      1.01
                                                                    ===========                 ===========

Weighted average number of common shares outstanding                  3,963,940                   3,963,940
                                                                    ===========                 ===========

Diluted earnings per share                                          $       .02                 $       .88
                                                                    ===========                 ===========

               See accompanying notes to the financial statements
                       and independent auditors' report.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                             Stockholders' Equity (Deficit)
                           --------------------------------------------------------------------------------------------------
                                 Common Stock           Additional                       Treasury Stock
                           -------------------------     Paid-In-     Accumulated   -------------------------    Total Equity
                              Shares       Amount        Capital       Deficit        Shares         Amount        (Deficit)
                           -----------   -----------   -----------  ------------    -----------   -----------    ------------
Balance at June 30, 2000     3,965,199   $    39,652   $17,637,694  $(19,767,814)         1,259   $   (18,056)   $(2,108,524)
                           ===========   ===========   ===========  ============    ===========   ===========    ===========
Net income                        --            --            --       4,010,660           --            --        4,010,660
Balance at June 30, 2001     3,965,199   $    39,652   $17,637,694  $(15,757,154)         1,259   $   (18,056)   $ 1,902,136
                           ===========   ===========   ===========  ============    ===========   ===========    ===========
Net income                        --            --            --         107,165           --            --          107,165
Balance at June 30, 2002     3,965,199   $    39,652   $17,637,694  $(15,649,989)         1,259   $   (18,056)   $ 2,009,301
                           ===========   ===========   ===========  ============    ===========   ===========    ===========

               See accompanying notes to the financial statements
                       and independent auditors' report.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                              YEAR ENDED JUNE 30,
                                                                          2002                     2001
                                                                      -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                        $   107,165              $ 4,010,660
    Adjustments to reconcile net loss to net cash used by
      operating activities:
        Depreciation and amortization                                       5,164                   19,240
        Loss on disposal of fixed assets                                     --                     42,469
        Provision for doubtful accounts-trade receivables                  13,031                   (8,823)
        Changes in operating assets and liabilities:
          Decrease (Increase) in:
             Trade accounts receivable                                   (112,554)                  76,986
             Inventories                                                    6,469                    3,935
             Prepaid expenses and other current assets                     14,766                    6,310
          Increase (decrease) in:
             Accounts payable                                             (70,947)                (393,686)
             Accrued expenses and salaries and wages                     (102,739)                  16,405
             Deferred revenue                                              64,967                 (117,710)
                                                                      -----------              -----------
NET CASH PROVIDED BY (USED FOR)
       OPERATING ACTIVITIES                                               (74,678)               3,655,786
                                                                      -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Fixed Assets                                                    (909)                    --
                                                                      -----------              -----------

NET CASH USED FOR INVESTING ACTIVITIES                                       (909)                    --
                                                                      -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of Note Payable                                              --                 (1,287,549)
                                                                      -----------              -----------
NET CASH USED FOR FINANCING ACTIVITIES                                       --                 (1,287,549)
                                                                      -----------              -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                             (75,587)               2,368,237

CASH AND CASH EQUIVALENTS, BEGINNING                                    2,426,279                   58,042
                                                                      -----------              -----------

CASH AND CASH EQUIVALENTS, ENDING                                     $ 2,350,692              $ 2,426,279
                                                                      ===========              ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Cash paid for interest                                            $      --                    502,862
                                                                      ===========              ===========

               See accompanying notes to the financial statements
                       and independent auditors' report.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

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

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those differences are expected to be recovered or settled. The primary component of the Company's deferred tax asset as of June 30, 2002, which is fully reserved, is net operating loss carryforwards.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Earnings Per Common Share
     In 2002 and 2001, earnings per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and an additional 575,000 shares which represent exercisable options at June 30, 2002.

     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates.

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

3.   PAPERCLIP MERGER, MANAGEMENT AGREEMENTS (CONTINUED)

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

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

     3.  PAPERCLIP MERGER, MANAGEMENT AGREEMENTS (CONTINUED)

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

     In November of 2000, PaperClip Software Inc. and ASI entered into an agreement whereby the indebtedness to ASI in the amount of $300,000, plus all accrued interest through December 31, 1999 in the amount of $105,300, will be paid for by the execution and delivery of a new promissory note from PaperClip to ASI in the aggregate principal amount of $405,300. All amounts due under the new Note will be paid for over a period of three (3) years in thirty-six (36) equal installments of $11,265 beginning on January 1, 2001. Although payments on the note are current, ASI has fully reserved for the value of the new promissory note (approximately $200,000 at June 30, 2002) due to PaperClip's poor financial condition.

     As a result of advances issued to PaperClip from November 12, 1997 through August 24, 1998, PaperClip was indebted to ASI in the amount of $2,305,506 including accrued interest through December 31, 1999. In November 2000, ASI exchanged the above indebtedness for 3,649,543 shares of PaperClip's Series A Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"). Each share of Preferred Stock is convertible into one share of PaperClip's common stock ("common stock") subject to anti-dilution protection in the event of a stock split, stock dividend, recapitalization or similar change to the capital structure of PaperClip. The shares are convertible anytime at ASI's option or at PaperClip's option, provided that immediately prior to conversion, the common stock had traded for not less than 60 consecutive days at a closing price of 150% of the implied conversion price. The implied conversion price is derived by dividing the amount of the additional indebtedness by the number of shares of common stock issuable upon conversion by ASI of the preferred stock. The "Converted Shares" would equal 27.5% of the then outstanding Common Stock. The holders of the converted common stock would have piggyback registration rights on the Converted Shares underlying the Preferred Stock. Such piggyback registration rights on the converted stock would expire with respect to the holder when such shares were eligible for sale pursuant to Rule 144(k) promulgated and the rules and regulations of the Securities Act of 1933. The preferred stock is not entitled to dividends and will have a liquidation preference equal to $2,305,506. No value has been recorded on the Company's financial statements for this investment due to PaperClip's deteriorating stock value and its poor financial condition.

     4.  INVENTORIES

     Inventories at June 30, 2002 consist of the following:

         Production inventory                               $  371,596
         Less - inventory reserves                            (356,593)
                                                            -----------

         TOTAL INVENTORY AVAILABLE FOR SALE                $    15,003
                                                           ===========

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


5.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2002 consists of the following:

         Computers and office equipment                               $  57,483
         Furniture and fixtures                                           9,313
                                                                     ----------
         TOTAL                                                           66,796
         Accumulated depreciation and amortization                      (64,998)
                                                                       --------

         NET PROPERTY AND EQUIPMENT                                   $   1,798
                                                                      =========

6.   COMMITMENTS
     Operating Lease
     The Company leases building space for office and plant facilities. In October, 1998, the Company entered into a new lease for approximately 40% of the previous space utilized, through September 30, 2001. In October, 2001, the Company negotiated a month-to-month lease commitment for the same space that may be terminated by either party with three months notice. This notice was given August 1, 2001. Total rent expense for the years ended June 30, 2002 and 2001 amounted to $43,222 and $35,909, respectively.

7.   INCOME TAXES
     The tax effects of net operating loss ("NOL") carryforwards and temporary differences that give rise to deferred tax assets and liabilities at June 30, 2002 are as follows:
                                                              JUNE 30, 2002
         Deferred tax assets:
         Net operating loss carryforwards                      $4,283,000
         Research and development costs
           capitalized for tax purposes                           531,000
                                                               ----------
                                                                4,814,000
         Valuation allowance                                   (4,814,000)
                                                               ----------

     Net Deferred Tax Asset                                    $      --
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

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


7.   INCOME TAXES, CONTINUED

     At June 30, 2002, the Company has total federal and state NOL carryforwards, prior to any limitations, available to reduce future taxable income of approximately $10,707,000, which expire in various amounts between the fiscal years 2003 and 2022, if not previously utilized. In the event of an ownership change, as defined under Section 382 of the Internal Revenue Code, utilization of NOL carryforwards in the period following the ownership change can be significantly limited. The Company has incurred several changes of ownership under these rules. As a result, utilization of the NOLs is subject to various limitations, depending upon the year in which the NOL originated. As of June 30, 2002 management estimates that approximately $6,000,000 (after limitations) of the Company's federal NOL carryforwards will be available to offset taxable income that may be generated within the carryforward period subject to a limitation of approximately $400,000 of utilization per year. However, because the limitation calculations are complex and subject to review by the Internal Revenue Service, these limitations could be adjusted.

     The following reconciles approximate net income before provision for income tax purposes to approximate taxable net income at June 30, 2002 and 2001:

                                                   2002        2001
                                                ---------    ---------
           Net income before provision for
                  income tax purposes           $ 107,200    4,105,700

             Legal fees                              --        377,200
             Interest expense                        --        264,500
             Paperclip write-off                     --      2,584,100
             Research and development             213,300      213,300
             Net operating loss carryforwards        --        424,800
             Section 1231 loss carryforwards       39,100         --
                                                ---------    ---------
             Taxable net income                 $(145,200)     241,800
                                                =========    =========

     The Company had timing differences relating to the capitalization of legal fees and interest charges for income tax reporting in prior periods. Those charges were deducted for June 30, 2001 tax reporting but had been expensed as incurred in prior years for financial reporting.

     The Company also had timing differences relating to expenses incurred during a failed merger with Paperclip (Note 3). The Company had notes receivable due from Paperclip that they expensed (set up allowances for) for financial reporting purposes in prior years. However, the write-offs were deducted for June 30, 2001 tax reporting when the Company determined that the value of the notes could not be recovered.

     Further, during the years ended June 30, 2002 and 2001, the Company had a research and development tax deduction from research and development expenses capitalized in prior periods for tax reporting purposes. The Company also had a net operating loss carryforward deduction that was utilized for the year ending June 30, 2001 and a section 1231 loss carryforward deduction that was utilized for the year ending June 30, 2002.

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

7.   INCOME TAXES, CONTINUED

     The federal and state income tax provisions for the years ended June 30, 2002 and 2001 are summarized as follows:

                                            2002                2001
                                          -------             -------
                Federal                   $  --                70,000
                State                       2,500              25,000
                                          -------             -------
                                          $ 2,500              95,000
                                          =======             =======


8.   STOCK OPTIONS

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

     On June 15, 1999 the Company also granted to non-employee directors non-qualified options to purchase 200,000 shares of common stock at an exercise price equal to $.08 per share. The options vest immediately and must be exercised by July 31, 2006.

     The Company has also granted options from time to time to consultants and in connection with equity and debt offerings at exercise prices which were not less than the fair market value of the common stock on the date the option was granted.

     As of June 30, 2002 and 2001, the following stock options were outstanding:

                        Exercise                       Number Outstanding
                           Price               June 30,                 June 30,
                       Per Share               2002                       2001

                    $        .08               575,000                 575,000
                            3.75                45,393                  45,393
                          222.00                 1,014                   1,014
                          399.60                     9                       9
                                               -------                --------
                                               621,416                 621,416
                                               =======                 =======

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

8.  STOCK OPTIONS, CONTINUED
The following is a summary of stock option activity for the years ended June 30, 2002

                                                           Exercise                            Weighted Average
                                     Number of               Price              Exercise         Fair Value          Remaining
                                      Options              Per Share             Price            At Grant             Life

Outstanding July 1, 1996           10,256             $74-$399.60             $212.53               --                11 years

Granted to employees               263,351            $3.75                   $3.75             $1.05                 5 years
Cancelled                          (62,873)           $74-$399.60               --                  --                  --
                                   ---------------    --------------------    -------------     --------------    ----------------

Outstanding June 30, 1997          210,734            $3.75-$399.60           $5.91                 --                5-10 years

Granted to former employees        45,393             $3.75                   $3.75             $3.75                 10 years
Cancelled                          (121,478)          $3.75-$399.60             --                  --                   --
                                   ---------------    --------------------    -------------     --------------    ----------------

Outstanding June 30, 1998          134,649            $3.75-$399.60           $8.67                 --                4-10 years

Granted to employees and           575,000            $0.08                   $0.08             $0.08                 7 years
   non-employee directors
                                   ---------------    --------------------    -------------     --------------    ----------------
Cancelled                          (88,175)           $3.75-$399.60             --                  --                  --
                                   ---------------    --------------------    -------------     --------------    ----------------

Outstanding June 30, 1999          621,474            $0.08-$399.60           $1.04                 --                 7-9 years
Cancelled                          (58)               $74.00-351.50             --                  --                  --
                                   ---------------    --------------------    -------------     --------------    ----------------

Outstanding June 30, 2000          621,416            $0.08-$399.60           $1.02                 --                 6-8 years
Cancelled                             --                    --                  --                  --                  --
                                   ---------------    --------------------    -------------     --------------    ----------------

Outstanding June 30, 2001          621,416            $0.08-$399.60           $1.02                 --                 5-7 years
Cancelled                             --                    --                  --                  --                  --
                                   ---------------    --------------------    -------------     --------------    ----------------

Outstanding June 30, 2002          621,416            $0.08-$399.60           $1.02                 --                 4-6 years
                                   ===============    ====================    =============     ==============    ================


--------------------------------------------------------------------------------
     Stock-based compensation expense under the fair value-based method of accounting would have resulted in pro forma net loss and loss per common share approximating the following amounts:

                                                          2002                 2001
                                                      As Reported     Pro Forma      As Reported     Pro Forma

     Net income                               $ 109,665         $ 109,665         $ 4,105,660      $ 4,105,660
                                              =========         =========         ===========      ===========
         Earnings per common share                 $.03              $.03               $1.04            $1.04
                                                   ====              ====               =====            =====

                      ACCESS SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


8.  STOCK OPTIONS, CONTINUED

     The fair value for each option granted reflecting the basis for the above from pro forma disclosures was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                  2002                 2001
                                                --------             --------
         Expected life                           3 years              4 years
         Risk-free yields                        4.56%                4.80%
         Expected volatility                       50%*                 50%*

     *Since there were no employee grants in FY 2002, this assumption did not influence the stock-based compensation expense calculation for FY 2002.

     The Company recognizes forfeitures as they occur.

9.   INTERNATIONAL SALES, MAJOR CUSTOMERS AND CONCENTRATION OF
     CREDIT RISK

     The Company sells optical archiving systems and related licenses for software products to customers domestically and internationally. International sales have all been denominated in U.S. dollars and were approximately $101,232 and $99,800 in the years ended June 30, 2002 and 2001, respectively. The Company's foreign sales represented approximately 14% and 11% of total revenues for the year ended June 30, 2002 and 2001, respectively.

     Amounts due from four customers represented approximately 100% of total accounts receivable outstanding at June 30, 2002.

     The Company also has a concentration of credit represented by cash balances in certain large commercial banks in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management.

                                    Part III

Item 8.  Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Director and Executive Officers. The current ASI directors and executive officers are as follows:

                   Name and Age                                             Position
                   ------------                                             --------

Robert H. Stone, 52 (1)....................     President, Chief Executive Officer, Director
Thomas E. Gardner, 64 (1)(2)...............     Chief Financial Officer, Treasurer, Chairman of the Board
Adrian Hancock, 55.........................     Director

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

Mr. Stone was elected President and Chief Executive Officer of ASI on August 1, 1996. Mr. Stone does not serve full time as ASI's President and Chief Executive Officer. Prior to joining ASI, Mr. Stone was Director of Marketing of Standard Duplicating Machines Corporation since June 1994 and prior to that President of Marketplex, Inc., a marketing services company, since 1992. From June 1989 to February 1992, Mr. Stone was Director of Product Marketing of Riso, Inc., a developer and distributor of high speed printing systems.

Mr. Gardner has served as Chief Financial Officer of ASI since April 1996, Treasurer since May 1994 and has been a director since May 1994. Mr. Gardner does not serve full time as ASI's Chief Financial Officer or Treasurer. Mr. Gardner is currently providing consulting services to ASI. Mr. Gardner has also served as the President of LJT Associates (a planning and financial consulting firm) since April 1992. From 1979 to October 1992, Mr. Gardner was Senior Vice President at Rhode Island Hospital Trust National Bank. Mr. Gardner has served on various Rhode Island and Providence commissions and committees and currently serves as the Rhode Island Governor's appointee to the Depositors' Economic Protection Corporation Performance Review Committee. Mr. Gardner, through LJT Associates, is presently providing consulting services to ASI, Mossberg Industries, Inc. and to Point Gammon Corporation

Mr. Hancock has been a Director of ASI since May 1997. Currently Mr. Hancock is Vice President, Marketing, of PictureTel Corporation's Enterprise Services Division which he joined in 1998 from a previous position with The Planning Technologies Group. Prior to that Mr. Hancock held a variety of marketing, distribution and international roles at The Timberland Company, Riso Inc. and Prime Computer as well as consulting positions with McKinsey and Company.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires ASI's officers and directors, and persons who own more than 10% of a registered class of ASI's equity securities ("insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Insiders are required by SEC regulation to furnish ASI with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to ASI, ASI believes that during its fiscal year ended June 30, 2002 all Section 16(a) filing requirements applicable to its insiders were complied with.

Item 10. Executive Compensation

Director Compensation. ASI's directors do not receive cash compensation for service on the Board of Directors, although they are reimbursed for certain out-of-pocket expenses in connection with attendance at Board and committee meetings.

Executive Compensation.

Summary Compensation Table.
--------------------------

The following table sets forth certain information with respect to the compensation paid by ASI for services rendered during the fiscal year ended June 30, 2002 to the chief executive officer (the "Named Executive Officer"). There were no other executive officers of ASI whose compensation exceeded $100,000 during the fiscal year ended June 30, 2002.

                                                                                              Long-Term Compensation
                                                                    Annual                            Awards
                                                                Compensation              -------------------------------
                                                                                          Securities
                 Name and                      Fiscal                        Paid         Underlying          All Other
            Principal Position                  Year         Salary         Bonus          Options          Compensation
            -------------------                ------      --------       -------         ----------        ------------
Robert  H.  Stone,   President
and  Chief Executive Officer                    2002           --             --              --                 --

                                                2001       $15,000            --              --                 --

                                                2000       $39,546            --              --                 --

Option Grants in Last Fiscal Year. ASI did not grant any options to the Named Executive Officer during the fiscal year ended June 30, 2002.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. During the fiscal period ended June 30, 2002, the Named Executive Officer did not exercise any options issued by ASI. The following table sets forth information regarding the stock options held as of July 1, 2002 by the Named Executive Officer.

                                                  Number of Securities                Value of Unexercised In-the-
                                                 Underlying Unexercised                 Money-Options at Fiscal
                                               Options at Fiscal Year-End                     Year End(1)
                                            --------------------------------     -----------------------------------
                 Name                       Exercisable        Unexercisable     Exercisable           Unexercisable
                 ----                       -----------        -------------     -----------           -------------
Robert H. Stone.....................          100,000                0                  $0                  $0

----------------------
(1) The exercise price of these options exceeded the fair market value of the underlying common stock at June 30, 2002.
Stock Option Plans. In August 1996, ASI terminated the 1994 Directors Stock Option Plan (the "1994 Directors Plan"), which was a stock option plan for non-employee directors. There are options outstanding to purchase 676 shares pursuant to the 1994 Directors Plan at an exercise price of $222 per share. Under the 1994 Directors Plan, upon a director's election to the Board, the director was automatically awarded an option to purchase 338 shares of ASI Common Stock, at an exercise price equal to 100% of the fair market value on the date the option was granted. The option then vested 25% on each of the first through fourth anniversaries of the date of the grant.

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

On June 15, 1999 the Company granted non-qualified options to purchase 575,000 shares of Common Stock at an exercise price equal to $.08 per share. The options vested immediately and must be exercised by July 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth certain information known to ASI with respect to beneficial ownership of the ASI Common Stock as of July 1, 2002 by (i) each stockholder who is known by ASI to own beneficially more than 5% of the outstanding ASI Common Stock, (ii) each of ASI's directors, (iii) the Named Executive Officer as of the end of ASI's fiscal year, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.



                 Name and Address of                         Shares of Common Stock             Percentage of
                    Beneficial Owner                            Beneficially Owned               Common Stock

Robert H. Stone (1)                                                    100,000                         2.52
c/o Access Solutions International, Inc.
650 Ten Rod Road
North Kingstown, RI   02852

Thomas  E.  Gardner  and  Leslie  A.  Gardner
c/o Point Gammon Corporation (1)                                       113,891                        2.87
One Providence Washington Plaza
4th Floor
Providence, RI   02903

Adrian Hancock (1)                                                     100,000                        2.52
c/o The Planning Technologies Group
92 Hayden Avenue
Lexington, MA   02173

David  J.  Capraro,  Trustee  of the  David  J.  Capraro               470,500                       11.87
Living Trust U/A/D 3/31/00
1682 Graefield
Birmingham, Michigan 48009

J. Michael Costello                                                    757,212                       19.10
c/o Baldwin Brothers
One Providence Washington Plaza
Providence, RI

-----------------------
(1) Consists of or includes 100,000 shares of ASI Common Stock issuable upon exercise of stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Continued

Equity Compensation Plan Information.
---------------------------- -------------------------- -------------------------- --------------------------
Plan category                Number of securities to    Weighted-average           Number of securities
                             be issued upon exercise    exercise price of          remaining available for
                             of outstanding options,    outstanding options,       future issuance under
                             warrants and rights        warrants and rights        equity compensation
                                                                                   plans
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
approved by security
holders                      421,416                    $1.02                      78,584
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
not approved by security
holders                      200,000                    $0.08                      0
---------------------------- -------------------------- -------------------------- --------------------------
Total                        621,416                    $0.72                      78,584
---------------------------- -------------------------- -------------------------- --------------------------


The non-employee stock option plan was adopted by the Board of Directors on September 15, 1997 following discussions held by the Board concerning the proposal on April 22, May 20 and June 26, 1997. Under the plan, 250,000 shares of its authorized but unissued common stock, $.01 par value, were reserved for issuance upon exercise of the stock options granted under the plan. On June 15,1999, the Board of Directors approved, upon recommendation of the President, a grant of 100,000 shares each to the two non-employee Directors, Messrs. Hancock and Gardner at a price of $.08 per share.

Item 12.     Certain Relationships and Related Transactions

Certain Transactions between ASI and its Affiliates:
On May 17, 2001, ASI Directors engaged the Chairman, Thomas E. Gardner, as a consultant to the Company on an as needed basis to investigate the alternative strategies open to the Board in realizing for the shareholders an appropriate return on their investment in the Company. ASI paid Mr. Gardner $21,000 during the fiscal year ended June 30, 2002 under this consulting agreement.

Fairness of Certain Transactions. Article XI of the ASI By-laws governs transactions between ASI and its directors. An affirmative vote of a majority of disinterested directors is required to authorize a contract or transaction entered into with a director of ASI; provided, however, that the director's interest in the contract or transaction is disclosed or known to the disinterested directors. Any future contract or transaction between ASI and its directors will be transacted in accordance with the provisions of the By-laws. Mr. Gardner's consulting agreement was approved under this provision. Any future contract or transaction between ASI and its officers and affiliates will be transacted in the same manner.

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits.

         (b)      Reports on Forms 8-K

         None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACCESS SOLUTIONS INTERNATIONAL, INC.


Dated:  September 30, 2002         By:    /s/ Robert H. Stone
                                          -------------------------------------
                                             Robert H. Stone
                                             President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on September 1, 2002.

                   Signature                                Title
                   ---------                                -----
/s/ Robert H. Stone                     President, Chief Executive Officer
--------------------------------        and Director
    Robert H. Stone


/s/ Thomas E. Gardner                   Chief  Financial  Officer,  Treasurer
--------------------------------        and Chairman of the Board
    Thomas E. Gardner

/s/ Adrian Hancock                      Director
--------------------------------
    Adrian Hancock

                                  CERTIFICATION



Each of the undersigned, being the Chief Executive Officer and the Chief Financial Officer of Access Solutions, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Access Solutions, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                  /s/ Robert H. Stone
                                 ------------------------------------------
                                      Robert H. Stone
                                      President and Chief Executive Officer


                                 /s/ Thomas E. Gardner
                                 ------------------------------
                                     Thomas E. Gardner
                                     Chief Financial Officer and Treasurer



                                  EXHIBIT INDEX

Exhibit
Number                                      Description


2.1 Purchase and Sale Agreement dated September 9, 2002 between ASI and Computer Upgrade Corporation (incorporated by reference to Exhibit 2 of ASI's Current Report on Form 8-K dated September 18, 2002).

3.1 Amended and Restated Articles of Incorporation of ASI (incorporated by reference to Exhibit 3(a) of ASI's Registration Statement on Form SB-2, File No. 333-5285).

3.2 By-laws of ASI (incorporated by reference to Exhibit 3(b) of ASI's Registration Statement on Form SB-2, File No. 333-5285).

10.1 ASI's 1996 Stock Option Plan (incorporated by reference to Exhibit 10(d) of ASI's Registration Statement on Form SB-2, File No. 333-5285).

10.2     Consulting Agreement dated May 17, 2001 between ASI and Thomas Gardner.

10.3 Agreement dated November 2, 2000 between with PaperClip Software, Inc. and ASI.

10.4     Promissory Note dated November 2, 2000 from PaperClip to ASI.

10.5 Series A Preferred Stock Purchase Agreement dated November 2, 2000 between PaperClip and ASI

10.6 Registration Rights Agreement dated November 2, 2000 between PaperClip and ASI