Form 10QSB
period 2002-09-30
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2002-11-14
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------


(Mark One)


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended September 30, 2002

                                       or

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

                                 850 Main Street
                       East Greenwich, Rhode Island 02818
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (401) 885-5544

                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X  No

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of September 30, 2002 was 3,963,940.


                      Access Solutions International, Inc.

                                      INDEX



PART I.                FINANCIAL INFORMATION                                                          PAGE
                                                                                                      ----
Item 1.                Financial Statements


                       Condensed   balance sheets--September 30, 2002 (unaudited)
                       and June 30, 2002                                                                 3


                       Condensed  (unaudited) statements of operations --Three

                       months ended  September 30, 2002 and 2001                                         5


                       Condensed  (unaudited)  statements of cash flows -- Three

                       months ended September 30, 2002 and 2001                                          6


                       Notes to unaudited condensed financial statements                                 7


Item 2.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                               8

Item 4.                Controls and Procedures                                                          12

PART II.               OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K                                                 13

Signatures                                                                                              21

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets



                                                        September 30,  June 30,
                                                           2002          2002
                                                         ----------   ----------
                                                                  (Unaudited)

Assets
Current assets:

    Cash and cash equivalents                            $2,199,427   $2,350,692
    Trade accounts receivable, net of allowance for
         doubtful accounts of $2,000 and $17,375,
       respectively                                          17,204      290,668
    Inventories                                                --         15,003
    Prepaid expenses and other current assets                42,537       18,287
                                                         ----------   ----------
       Total current assets                               2,259,168    2,674,650

Fixed assets, net                                             1,023        1,798
                                                         ----------   ----------


Total assets                                             $2,260,191   $2,676,448
                                                         ==========   ==========

             See notes to unaudited condensed financial statements.


                      Access Solutions International, Inc.
                            Condensed Balance Sheets


                                                     September 30,     June 30,
                                                         2002            2002
                                                      ------------    ------------
                                                      (Unaudited)

Liabilities and stockholders' deficit
Current liabilities:

    Accounts payable                                  $    149,186    $    147,156
    Accrued salaries and wages                              21,356          22,069
    Accrued expenses                                        43,479          65,004
    Deferred revenue-prepaid service contracts                --           432,918
                                                      ------------    ------------
         Total current liabilities                         214,021         667,147
                                                      ------------    ------------

         Total liabilities                                 214,021         667,147
                                                      ------------    ------------


Stockholders' equity:
    Common Stock, $.01 par value, 13,000,000
      shares authorized, 3,965,199 shares issued            39,652          39,652
Additional paid-in capital                              17,637,694      17,637,694

    Accumulated deficit                                (15,613,120)    (15,649,989)
                                                      ------------    ------------

           Total                                         2,064,226       2,027,357


    Treasury stock, at cost (1,259 shares)                 (18,056)        (18,056)
                                                      ------------    ------------


         Total stockholders' equity                      2,046,170       2,009,301
                                                      ------------    ------------

         Total liabilities and stockholders' equity   $  2,260,191    $  2,676,448
                                                      ============    ============

Note: The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

             See notes to unaudited condensed financial statements.


                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)

                                                           Three months ending
                                                             September 30,
                                                           2002            2001
                                                        -----------    -----------
Net sales:

    Products                                            $      --      $     4,915
    Services                                                 18,000        164,030
                                                        -----------    -----------
           Total net sales                                   18,000        168,945
                                                        -----------    -----------

Cost of sales:

    Products                                                   --              115
    Services                                                 11,829         36,165
                                                        -----------    -----------
           Total cost of sales                               11,829         36,280
                                                        -----------    -----------

Gross profit                                                  6,171        132,665
                                                        -----------    -----------


Operating expenses:

    General and administrative expense                      108,327        145,895
    Selling expense                                             564         33,857
                                                        -----------    -----------
           Total operating expenses                         108,891        179,752
                                                        -----------    -----------
           Profit/(Loss) from operations                   (102,720)       (47,087)
                                                        -----------    -----------


Other revenue and (expenses):

    Gain on sale of service contracts, net of related
       expenses                                              97,968           --
    Interest income                                          18,001         28,661
    Miscellaneous income                                     23,620         23,620
Total other revenue (expenses)
                                                            139,589         52,281
                                                        -----------    -----------
Net income                                              $    36,869          5,194
                                                        ===========    ===========

Primary net loss per common share                       $       .01    $       .00
                                                        ===========    ===========


Weighted average number of
common shares                                             3,963,940      3,963,940
                                                        ===========    ===========

             See notes to unaudited condensed financial statements.


                      Access Solutions International, Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                             For the Three Months Ended
                                                                    September 30,
Cash flows from operating activities

    Net income                                             $    36,869    $     5,194
                                                           -----------    -----------
Adjustments to reconcile net loss to net cash used by

      operating activities:

        Gain on sale of service contracts                      (97,968)          --
        Depreciation and amortization                              775          1,367
Provision for doubtful accounts                                (15,375)        (2,344)
        Changes in operating assets and liabilities:
        (Increase) decrease in:
         Trade accounts receivable                             288,839         98,086
         Inventories                                              --             (485)
         Prepaid expenses and other current assets             (15,697)      (172,520)
Increase (decrease) in:
         Accounts payable                                        2,030        (37,023)
         Accrued expenses                                      (22,238)        (6,274)
          Provision for income taxes                              --          (95,000)
         Deferred revenue - prepaid service contracts             --          (67,854)
                                                           -----------    -----------

Net Cash provided by (used FOR)
     OPERATING ACTIVITIES                                      177,235       (276,853)
                                                           -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
    Payment for settlement on sale of service contracts       (262,656)          --
    Payment for service expenses incurred in association

        with sale of service contracts                         (65,844)          --
                                                           -----------    -----------
Net Cash used FOR Investing ACTIVITIES                        (328,500)          --
                                                           -----------    -----------

Net (decrease) in cash and cash
 equivalents                                                  (151,265)      (276,853)

Cash and cash equivalents, BEGINNING                         2,350,692      2,426,279
                                                           -----------    -----------

Cash and cash equivalents, ending                          $ 2,199,427    $ 2,149,426
                                                           ===========    ===========

             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation


The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. ("ASI") annual report on Form 10-KSB for the year ended June 30, 2002.

2. Recent Developments

On September 18, 2002, the Company announced that it had sold its remaining hardware and software maintenance contracts to Computer Upgrade Corporation
(CUC), a privately owned, full service integrator specializing in proven turn-key cross platform storage solutions, for consideration of one-half of the gross margin on the contracts from July 1, 2002 through July 1, 2004. In consideration of this agreement, Access Solutions paid CUC $262,656 representing one-half of the accrued but unearned maintenance gross margin on the contracts in force as of July 1, 2002. The Company had also incurred approximately $66,000 in service related expenses during the period of July 1, 2002 through August 2002 that were not reimbursed by CUC as part of the sale.

Having maximized the value of its maintenance contracts, the Board of Directors unanimously approved a plan of complete liquidation and dissolution of the Company (the "Plan"), subject to stockholder approval. The Company plans to sell its remaining assets, including inventory, property and equipment and intellectual property, discharge its liabilities and distribute the net proceeds to stockholders. A proxy statement for a special meeting of stockholders to be held on November 26, 2006 has been mailed to stockholders of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


Overview


ASI assembled and supported mainframe information storage and retrieval systems, including both software and hardware, for large companies. ASI's COLD and optical disk storage systems, which were marketed under the brand names OAS and GIGAPAGE, and GIGAPAGE DASDI, were sold principally to a limited number of large organizations that had the need to store and retrieve large quantities of computer-generated data. ASI had no system sales in the current quarter. ASI also sold extended service contracts on the majority of the products it has sold. Such contracts were generally one year in duration with payments received in advance of the commencement of the contract. ASI recognized revenue from service contracts on a straight-line basis over the term of the contract. The unearned portion of the service revenue was then reflected as deferred revenue. As of September 30, 2002, ASI had no deferred revenue since all the service contracts had been sold as of July 1, 2002 and the Company's share of that revenue has been recognized.

ASI's primary operating expenses include maintenance and general and administrative expenses. General and administrative expenses in the first quarter consisted primarily of employee compensation, insurance premiums, office rental and normal contractual services.

On September 18, 2002, the Company announced that it had sold all of its remaining hardware and software maintenance contracts to Computer Upgrade Corporation, a full service integrator specializing in proven turn-key cross platform storage solutions for consideration of one-half of the gross margin on the contracts from July 1, 2002 through July 1, 2004.

The Company also announced that its Board of Directors had unanimously approved a plan of complete liquidation and dissolution of the Company, subject to stockholder approval. A proxy statement for a special meeting of stockholders to be held on November 26, 2002 has been mailed to the stockholders of the Company. The Company plans to sell its remaining assets including any inventory, property and equipment, and intellectual property, discharge its liabilities and distribute the net proceeds to stockholders over a period of up to three years.

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

Assuming stockholder approval of the Plan, the Board of Directors currently anticipates that an in initial distribution of liquidation proceeds will be made to stockholders within 75 days after the stockholder's meeting. A portion of the Company's assets will be held in a contingency reserve, and the Board of Directors anticipates that stockholders could periodically receive additional distributions subsequent to the final distribution.

Results of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001


Net Sales


Net sales for the three months ended September 30, 2002 were $18,000 compared with $168,945 for the three months ended September 30, 2001, a decrease of $150,945 or 89%. There were no product sales for the first quarter of Fiscal 2003, compared with $4,915 for the first quarter of Fiscal 2002. Service revenues were $18,000 for the first quarter of Fiscal 2003 compared with $164,030 for the first quarter of Fiscal 2002, a decrease of $146,030 or 86%. This decrease resulted from the sale of all existing prepaid maintenance contracts as of July 1, 2002. Service revenue for the quarter ended September 30, 2002 was derived from the performance of non-contractual services for one customer.

Cost of Sales


Cost of sales includes component costs, labor, travel and certain overhead costs. Costs of sales in the aggregate decreased 67% to $11,829 for the three months ended September 30, 2002 from $36,280 for the three months ended September 30, 2001.

The cost of product sales decreased 100% to $0 for the three months ended September 30, 2002 from $115 for the three months ended September 30, 2001. The decrease in product-related cost of sales was a result of no product sales in the first quarter of Fiscal 2003. The cost of services decreased by 67% to $11,829 for the three months ended September 30, 2002 from $36,165 for the three months ended September 30, 2001, due to elimination of all costs associated with the maintenance contracts that were sold as of July 1, 2002. Those costs incurred during the quarter ended September 30, 2002 were directly related to the performance of non-contractual service calls.

General and Administrative Expenses

General and administrative expenses this fiscal year consisted primarily of legal fees, employee compensation, office rental and normal contractual services. General and administrative expenses decreased 26% or $37,568 to $108,327 for the three months ended September 30, 2002 from $145,895 for the three months ended September 30, 2001. This decrease was primarily due to reduced personnel costs and lower state tax expense.

Selling Expenses

Selling and customer service expenses decreased $33,293 or 98% to $564 for the three months ended September 30, 2002 from $33,857 for the three months ended September 30, 2001. This decrease was directly the result of the sale of ASI's maintenance contracts.

Other Income and Expenses


Other income and expenses consisted of the gain on the sale of ASI's maintenance business, payments on the PaperClip's note, and interest income. For the quarter ended September 30, 2002, ASI realized a net gain of $97,968 on the sale of its prepaid hardware and software maintenance contracts. Interest income decreased $10,660 from $28,661 for the three months ended September 30, 2001 to $18,001 for the three months ended September 30, 2002. This decrease was attributed to lower interest rates. Miscellaneous income of $23,620 remained unchanged for the quarter ended September 30, 2002 from the quarter ended September 30, 2001. For both years, this income represented 3 monthly repayments of principal on the note receivable from PaperClip Software, Inc., which is fully reserved for as of September 30, 2002. Consequently, other income and expenses in the aggregate increased $83,308 or 167% to $139,589 income for the three months ended September 30, 2002 from income of $52,281 for the three months ended September 30, 2001.

Net Income (Loss)

As a result of the foregoing, ASI realized a net profit of $38,869 ($.01 per share on 3,963,940 weighted average shares outstanding) for the three months ended September 30, 2002, an increase of $31,675 from a net profit of $5,194 ($.00 per share on 3,963,940 weighted average shares outstanding) during the three months ended September 30, 2001.

Liquidity and Capital Resources

ASI had a working capital surplus of $2,045,147 as of September 30, 2002 compared to a working capital surplus of $1,902,410 at September 30, 2001.

Total cash provided by operating activities during the three-month period ended September 30, 2002 was $177,235, compared to the three-month period ended September 30, 2001 in which operating activities used a total of $276,853. For the three months ended September 30, 2002, the major use of cash was related to the sale of ASI's maintenance contracts to Computer Upgrade Corporation, which includes customer service related costs, and the settlement price. Cash used during the three-month period ended September 30, 2001 was primarily the result of the prepayment of income taxes, the repayment of old payables and a reduction in prepaid service contracts.

Seasonality and Inflation

To date, seasonality and inflation have not had a material effect on ASI's operations.

Forward Looking Statements

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes", "will", "should", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. These statements are based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Such statements contain a number of risks and uncertainties, including, but not limited to the announced sale of the Company's remaining hardware and software maintenance contracts and the plan of complete liquidation and dissolution of the Company, subject to stockholder approval. ASI cautions that its actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with the wind down of our business. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of ASI's securities.

Risk Factors

This Quarterly Report on Form 10-Q contains certain forward looking statements, including statements concerning the Company's future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. Some remaining assets of the Company may be difficult for us to convert into cash, and we can make no assurance that we will receive any material amounts in respect of such assets. No assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Common Stock traded prior to our dissolution. In addition, you should keep in mind that the risks described in the Annual Report Form10-K are not the only risks that we face. The risks described in the Annual Report 10-K are the risks that we currently believe are material to the Company. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our ability to distribute proceeds to our stockholders. You should also refer to the other information set forth in the Annual Report Form 10-K, including the discussions set forth in
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.


There can be no assurance that the liquidation value per share of Common Stock in the hands of the stockholders will equal or exceed the price or prices at which the Common Stock has recently traded or may trade at in the future, or that the liquidation value will exceed zero. However, the Board of Directors believes that it is in the best interests of the Company and its stockholders to distribute to the stockholders the Company's net assets, if any, pursuant to the Plan. If the Plan is not ratified and approved by the stockholders, the Board of Directors will explore what, if any, alternatives are available for the future of the Company, particularly in light of the fact that the Company has consummated the sale of a substantial portion of its assets as of September 18, 2002.
                                       11

                                  CERTIFICATION



Each of the undersigned, being the Chief Executive Officer and the Chief Financial Officer of Access Solutions, Inc., certify that:

         1. I have reviewed this annual report on Form 10-QSB of Access Solutions, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                /s/ Robert H. Stone
                                -----------------------------------------
                                    Robert H. Stone
                                    President and Chief Executive Officer




                                /s/ Thomas E. Gardner
                                ------------------------------------------
                                     Thomas E. Gardner
                                     Chief Financial Officer and Treasurer