Form 10QSB
period 2002-12-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2003-02-14
CIK 875385

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

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of January 31, 2003 was 4,498,940.


                      Access Solutions International, Inc.

                                      INDEX



PART I.       FINANCIAL INFORMATION                                                 PAGE
                                                                                    ----
Item 1.       Financial Statements

              Condensed   balance sheets--September 30, 2002 (unaudited)
              and June 30, 2002                                                        3


              Condensed  (unaudited) statements of operations --Three

              months ended  September 30, 2002 and 2001                                5


              Condensed  (unaudited)  statements of cash flows -- Three

              months ended September 30, 2002 and 2001                                 6


              Notes to unaudited condensed financial statements                        7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                      8

Item 4.       Controls and Procedures                                                 12

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                        12

Certification                                                                         13

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets



                                                                 December 31,            June 30,
                                                                     2002                  2002
                                                                 (Unaudited)
                                                                 ----------              ----------
Assets
Current assets:
    Cash and cash equivalents                                    $  872,751              $2,350,692
    Trade accounts receivable, net of allowance for
         doubtful accounts of $0 and $17,375,
       respectively                                                     793                 290,668
    Inventories                                                        --                    15,003
    Prepaid expenses and other current assets                        11,571                  18,287
                                                                 ----------              ----------
       Total current assets                                         885,115               2,674,650

Fixed assets, net                                                      --                     1,798
                                                                 ----------              ----------

Total assets                                                     $  885,115              $2,676,448
                                                                 ==========              ==========


















             See notes to unaudited condensed financial statements.


                      Access Solutions International, Inc.
                            Condensed Balance Sheets


                                                                  December 31,            June 30,
                                                                     2002                  2002
                                                                  (Unaudited)
                                                                 ------------           ------------
Liabilities and stockholders' deficit
Current liabilities:
    Accounts payable                                             $    144,503           $    147,156
    Accrued salaries and wages                                            900                 22,069
    Accrued expenses                                                   22,555                 65,004
    Deferred revenue-prepaid service contract                            --                  432,918
                                                                 ------------           ------------
         Total current liabilities                                    167,958                667,147
                                                                 ------------           ------------
         Total liabilities                                            167,958                667,147
                                                                 ------------           ------------
Stockholders' equity:
    Common Stock, $.01 par value, 13,000,000
      shares authorized, 4,500,199 shares issued                       45,002                 39,652
Additional paid-in capital                                         17,675,144             17,637,694

    Accumulated deficit                                           (16,984,933)           (15,649,989)
                                                                 ------------           ------------
           Total                                                      735,213              2,027,357

    Treasury stock, at cost (1,259 shares)                            (18,056)               (18,056)
                                                                 ------------           ------------
         Total stockholders' equity                                   717,157              2,009,301
                                                                 ------------           ------------
        Total liabilities and stockholders' equity              $    885,115           $  2,676,448
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


                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)

                                                 For the Three Months          For the Six Months
                                                  Ended December 31,           Ended December 31,
                                                 2002            2001         2002             2001
                                              ----------     ----------     ----------     ----------
Net sales:
    Products                                 $      --      $     7,661    $      --      $    12,576
    Services                                        --          161,059         18,000        325,089
                                              ----------     ----------     ----------     ----------
           Total net sales                          --          168,720         18,000        337,665
                                              ----------     ----------     ----------     ----------
 Cost of sales:
    Products                                        --            1,202           --            1,317
    Services                                        --           41,314         11,829         77,479
                                              ----------     ----------     ----------     ----------
           Total cost of sales                      --           42,516         11,829         78,796
                                              ----------     ----------     ----------     ----------
Gross profit                                        --          126,204          6,171        258,869
                                              ----------     ----------     ----------     ----------
Operating expenses:
    Selling expense                                 --           33,123            564         66,980
    General and administrative expense           151,952        121,998        260,299        267,891
                                              ----------     ----------     ----------     ----------
Total operating expenses                         151,952        155,121        260,863        334,871
                                              ----------     ----------     ----------     ----------
Profit/(loss) from operations                   (151,952)       (28,917)      (254,692)       (76,002)
                                              ----------     ----------     ----------     ----------
Other revenue:
    Gain on sale of service contracts,              --             --           97,968           --
          net of expenses
     Gain on disposal of assets,                     691           --              712           --
          net of expenses
     Interest income                              14,960         19,392         32,961         48,052
    Miscellaneous income                          23,620         23,620         47,239         47,239
                                              ----------     ----------     ----------     ----------
Total other revenue                               39,271         43,012        178,880         95,291
                                              ----------     ----------     ----------     ----------
Net income (loss)                            ($  112,681)   $    14,095    ($   75,812)   $    19,289
                                              ----------     ----------     ----------     ----------
Primary net income (loss) per common share         (0.03)          0.00          (0.02)          0.00
Weighted average number of
common shares                                  4,142,273      3,963,940      4,053,107      3,963,940





             See notes to unaudited condensed financial statements.


                      Access Solutions International, Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                                    For the Six Months Ended
                                                                         December 31,
Cash flows from operating activities                                    2002           2001
                                                                    -----------     ----------

    Net income                                                      ($   75,812)   $    19,289
                                                                    -----------     ----------
Adjustments to reconcile net loss to net cash used by
      operating activities:
        Gain on sale of service contracts                               (97,968)          --
           Gain on sale of fixed assets                                    (712)          --
        Depreciation and amortization                                       775          2,733
Provision for doubtful accounts                                         (17,375)        (2,344)
        Changes in operating assets and liabilities:
        (Increase) decrease in:
         Trade accounts receivable                                      307,250         67,046
         Inventories                                                       --            6,469
         Prepaid expenses and other current assets                       15,269       (170,052
Increase (decrease) in:
         Accounts payable                                                (2,653)       (66,301)
         Accrued expenses                                               (63,618)         7,440
          Provision for income taxes                                       --          (95,000)
         Deferred revenue - prepaid service contracts                      --             (896)
                                                                    -----------     ----------
Net Cash provided by (used FOR)
     OPERATING ACTIVITIES                                                65,156       (231,616)

CASH FLOWS FROM INVESTING ACTIVITIES
    proceeds from sale of fixed assets                                    1,735           --
    Payment for settlement on sale of service contracts                (262,656)          --
    Payment for service expenses incurred in association
        with sale of service contracts                                  (65,844)          --
                                                                    -----------     ----------
Net Cash FROM Investing ACTIVITIES                                     (326,765)          --
                                                                    -----------     ----------
CASH FLOWS USED FOR INVESTING ACTIVITIES
    Proceeds from options exercised                                      42,800           --
    Payment of dividend                                              (1,259,132)          --
                                                                    -----------     ----------
Net Cash used for Investing ACTIVITIES                               (1,216,332)          --
                                                                    -----------     ----------
Net (decrease) in cash and cash
 equivalents                                                         (1,477,941)      (231,616)

Cash and cash equivalents, BEGINNING                                  2,350,692      2,426,279
                                                                    -----------     ----------

Cash and cash equivalents, ending                                   $   827,751    $ 2,194,663
                                                                    ===========     ==========




             See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. ("ASI") annual report on Form 10-KSB for the year ended June 30, 2002.

2. Recent Developments

On September 18, 2002, the Company announced that it had sold its remaining hardware and software maintenance contracts to Computer Upgrade Corporation
(CUC) of Corona, California, a privately owned, full service integrator specializing in proven turn-key cross platform storage solutions, for consideration of one-half of the gross margin on the contracts from July 1, 2002 through July 1, 2004. In consideration of this agreement, Access Solutions paid CUC $262,656 representing one-half of the accrued but unearned maintenance gross margin on the contracts in force as of July 1, 2002. The Company had also incurred approximately $66,000 in service related expenses during the period of July 1, 2002 through August, 2002 that were not reimbursed by CUC as part of the sale.

Having maximized the value of its maintenance contracts, the Board of Directors unanimously approved a plan of complete liquidation and dissolution of the Company (the "Plan"), subject to stockholder approval. Within the terms of the Plan, the Company would sell its remaining assets, including inventory, property and equipment and intellectual property, discharge its liabilities and distribute the net proceeds to stockholders.

On November 26, the stockholder meeting was held. However, with an insufficient number of proxy votes available to achieve a quorum, the meeting was adjourned and rescheduled for December 23, 2003. The Company promptly engaged an outside shareholder services firm to solicit previously unvoted proxies. On December 23, 2003 the special stockholder meeting reconvened. This time, with a quorum present, stockholders overwhelmingly approved the Plan.

The Company plans to file a Certificate of Dissolution, and stockholders will then be eligible to share in the liquidation proceeds based on their proportionate interest at the time. Holders of the Company's options will need to exercise those options prior to the date the Certificate of Dissolution is filed in order to share in the liquidation proceeds. Under Delaware law the Company will remain in existence as a non-operating entity for three years from the date the Company files a Certificate of Dissolution in Delaware, and will maintain a certain level of reserves to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, the Company will attempt to convert its remaining assets into cash and settle its liabilities as expeditiously as possible.

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements


On November 26, 2002, anticipating stockholder approval of the Plan, the Board of Directors declared a cash dividend of $.28 per share payable on December 26, 2002 to holders as of December 13, 2002. A portion of the Company's assets will continue to be held in a contingency reserve, and the Board of Directors anticipates that stockholders may periodically receive additional distributions subsequent to the initial distribution.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

ASI assembled and supported mainframe information storage and retrieval systems, including both software and hardware, for large companies. ASI's COLD and optical disk storage systems, which were marketed under the brand names OAS and GIGAPAGE, and GIGAPAGE DASDI, were sold principally to a limited number of large organizations that had the need to store and retrieve large quantities of computer-generated data. ASI had no system sales in the current quarter. ASI also sold extended service contracts on the majority of the products it has sold. Such contracts were generally one year in duration with payments received in advance of the commencement of the contract. ASI recognized revenue from service contracts on a straight-line basis over the term of the contract. The unearned portion of the service revenue was then reflected as deferred revenue. As of December 31, 2002, ASI had no deferred revenue since all the service contracts had been sold as of July 1, 2002 and the Company's share of that revenue has been recognized.

ASI's primary operating expenses include general and administrative expenses. General and administrative expenses in the second quarter consisted primarily of employee compensation, insurance premiums, legal fees, stockholder services fees, and normal contractual services.

On September 18, 2002, the Company announced that it had sold all of its remaining hardware and software maintenance contracts to Computer Upgrade Corporation, a full service integrator specializing in proven turn-key cross platform storage solutions for consideration of one-half of the gross margin on the contracts from July 1, 2002 through July 1, 2004. Reflecting the downsizing of the business, the Company sold its remaining inventory, closed down its base of operations in North Kingstown, RI on October 31, 2002 and moved the remaining administrative functions to a smaller office in East Greenwich, RI. A majority of fixed assets have been liquidated and staff has been reduced to one part-time employee.

The Company also announced that its Board of Directors had unanimously approved a plan of complete liquidation and dissolution of the Company, subject to stockholder approval. A special meeting of stockholders was held on December 23, 2002 where the Plan was approved. The Company plans to sell its remaining assets including any furniture, equipment, and intellectual property, discharge its liabilities and distribute the net proceeds to stockholders over a period of up to three years.

Now that the stockholders have approved the plan, the Company plans to file a Certificate of Dissolution, and stockholders will then be eligible to share in the liquidation proceeds based on their proportionate interest at the time. Holders of the Company's options will need to exercise those options prior to the date the Certificate of Dissolution is filed in order to share in the liquidation proceeds. Under Delaware law the Company will remain in existence as a non-operating entity for three years from the date the Company files a Certificate of Dissolution in Delaware, and will maintain a certain level of reserves to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, the Company will attempt to convert its remaining assets into cash and settle its liabilities as expeditiously as possible.

On November 26, 2002, the Board of Directors declared a dividend of $.28 per share, which was paid to stockholders on or about December 26, 2002. A portion of the Company's assets will be held in a contingency reserve, and the Board of Directors anticipates that stockholders may periodically receive additional distributions subsequent to the final distribution.

Results of Operations

The  following  discussion  should  be read in  conjunction  with the  unaudited
condensed   financial   statements   and  notes  thereto  of  Access   Solutions
International, Inc. contained elsewhere herein.

Three Months and Six Months Ended December 31, 2002 Compared to Three Months and Six Months Ended December 31, 2001

Net Sales

On September 18, 2002, the Company announced that it had sold all of its remaining hardware and software maintenance contracts to Computer Upgrade Corporation for consideration of one-half of the gross margin on the contracts from July 1, 2002 through July 1, 2004. As a result of the sale of the Company's main business, there were no net sales for the three months ended December 31, 2002 compared with $168,720 for the three months ended December 31, 2001. Net sales for the six months ended December 31, 2002, decreased $319,665 or 95% to $18,000 compared with $337,665 for the six months ended December 31, 2001. There were no product sales in Fiscal 2003 compared with $12,576 for the second quarter of Fiscal 2002 and $12,576 for the six months ended December 31, 2001. Service revenues were $0 for the second quarter of Fiscal 2003, compared with $161,059 for the second quarter of Fiscal 2002 and $18,000 for the six months ended December 31, 2002 compared with $325,089 for the six months ended December 31, 2001, a decrease of $307,089 or 94%. The sale in the current year was related to non-contractual services.

Cost of Sales

Cost of sales includes component costs, labor, travel and certain overhead costs. As a result of the sale of the Company's hardware and service contracts, cost of sales decreased proportionately. Cost of sales in the aggregate decreased to $0 for the three months ended December 31, 2002 from $42,516 for the three months ended December 31, 2001 and decreased to $11,829, an 85% decrease, for the six months ended December 31, 2002 from $78,796 for the six months ended December 31, 2001.

The cost of product sales was $0 for both the three months ended December 31, 2002 and the six months ended December 31, 2002 compared with $1,202 for the three months ended December 31, 2001 and $1,317 for the six months ended
December 31, 2001. The cost of services was $0 for the three months ended December 31, 2002 compared with $41,314 for the three months ended December 31, 2001 and $11,289 for the six months ended December 31, 2002 compared with $77,479 for the six months ended December 31, 2001. Those costs incurred during the first quarter of Fiscal 2003 were directly related to the performance of non-contractual service calls.

General and Administrative Expenses

General and administrative expenses this fiscal year consisted primarily of employee compensation, legal fees, stockholder services, and normal contractual services, including director and officer liability insurance. General and administrative expenses increased 25% or $29,954 to $151,952 for the three months ended December 31, 2002 from $121,998 for the three months ended December 31, 2001, while decreasing 3% or $7,592 to $260,299 for the six months ended December 31, 2002 from $267,891 for the six months ended December 31, 2001. Savings realized during the first quarter of Fiscal 2003 were largely offset in the second quarter by one-time personnel costs associated with staff downsizing, legal and stockholder services, and contractual services.

Selling Expenses

Selling and customer service expenses decreased to $0 for the three months ended December 31, 2002 from $33,123 for the three months ended December 31, 2001 and to $564 for the six months ended December 31, 2002 from $66,980 for the six months ended December 31, 2001. This decrease resulted from the sale of ASI's maintenance contracts.

Other Income and Expenses

Other income and expenses consisted of the gain on the sale of ASI's maintenance business, the gain on the disposal of assets, payments on the PaperClip's note, and interest income. For the six months ended December 31, 2002, ASI realized a net gain of $97,968 on the sale of its prepaid hardware and software maintenance contracts. A net gain of $691 for the quarter ended December 31, 2002 and $712 for the six months ended December 31, 2002 was derived from the disposal of various assets. Interest income decreased $4,432 from $19,392 for the three months ended December 31, 2001 to $14,960 for the three months ended December 31, 2002 and decreased $15,091 to $32,961 for the six months ended December 31, 2002 from $48,052 for the six months ended December 31, 2001. This decrease was largely attributed to a drop in interest rates and investment balances. Miscellaneous income of $23,620 and $47,239, respectively, remained unchanged for both the quarter and the six months ended December 31, 2002 from the quarter ended December 31, 2001. For both years, this income represented monthly repayments of principal on the note receivable from PaperClip Software, Inc., which is fully reserved for as of December 31, 2002. Consequently, other income and expenses in the aggregate decreased $3,741 or 9% to $39,271 of income for the three months ended December 31, 2002 from income of $43,012 for the three months ended December 31, 2001. However, for the six months ended December 31, 2002, net other income and expenses increased $83,589 or 88% to $178,880 income from $95,291 income for the six months ended December 31, 2001.


Net Income (Loss)

As a result of the foregoing, ASI realized a net loss of $112,681 ($.03 per share on 4,142,273 weighted average shares outstanding) for the three months ended December 31, 2002, a decrease of $126,776 from a net profit of $14,095 ($.00 per share on 3,963,940 weighted average shares outstanding) during the three months ended December 31, 2001 and a net loss of $75,812 ($.02 per share on 4,053,107 weighted average shares outstanding) for the six months ended December 31, 2002, a decrease of $95,101 from a net profit of $19,289 ($.00 per share on 3,963,940 weighted average shares outstanding) during the six months ended December 31, 2001


Liquidity and Capital Resources

ASI had a working capital surplus of $717,157 as of December 31, 2002 compared to a working capital surplus of $1,917,871 at December 31, 2001.

Total cash provided by operating activities during the six-month period ended December 31, 2002 was $65,156, compared to the six-month period ended December 31, 2001 in which operating activities used a total of $231,616. For the six months ended December 31, 2002, the major use of cash was related to the sale of ASI's maintenance contracts to Computer Upgrade Corporation, which includes customer service related costs, and the settlement price. The major source of cash for that period was the collection of outstanding trade accounts receivable. Cash used during the six-month period ended December 31, 2001 was primarily the result of the prepayment of income taxes, the repayment of old payables and a reduction in prepaid service contracts.

Total cash used for investing activities during the six-month period ended December 31, 2002 was related to the sale of service contracts. Access Solutions paid CUC $262,656 representing one-half of the accrued but unearned maintenance gross margin on the contracts in force as of July 1, 2002. The Company had also incurred approximately $65,844 in service related expenses during the period of July 1, 2002 through August, 2002 that were not reimbursed by CUC as part of the sale. In comparison, no cash was used for investing activities during the six months ended December 31, 2001.

Cash used for stockholder-related investment activities totaled $1,216,332 for the six months ended December 31, 2002. Outstanding options were exercised for $42,800, and dividends were paid out to the amount of $1,259,132. There was no stockholder related activity in the previous year.

As a result of the foregoing, total cash used by the Company totaled $1,477,941 for the six months ended December 31, 2002 compared with $231,616 for the six months ended December 31, 2001.

Seasonality and Inflation

To date, seasonality and inflation have not had a material effect on ASI's operations.

Forward Looking Statements
Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes", "will", "should", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. These statements are based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Such statements contain a number of risks and uncertainties, including, but not limited to the announced sale of the Company's remaining hardware and software maintenance contracts and the plan of complete liquidation and dissolution of the Company. ASI cautions that its actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with the wind down of our business. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of ASI's securities.

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

Item 3.  Controls and Procedures


Management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, evaluated our disclosure controls and procedures (as defined in Rules 13a - 14 and 15d - 14 under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of the evaluation.


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         a. The meeting was held on December 23, 2002 and was a special meeting of stockholders.
         b.  N/A
         c.  Approval of the Plan of Complete Liquidation and Dissolution:
                  2,448,780 votes for
                      7,632 votes against
                      6,570 abstentions
                          0 broker non votes
         d.  N/A

 Item 6. Exhibits and Reports on Form 8-K


        (a)  Exhibits
             --------
                   None

        (b)  Reports on Form 8-K
             -------------------
             Current  Report  of  10K  filed  on  December  5,   2002(announcing
             adjournment of special meeting and payment of dividend)

                                  CERTIFICATION



Each of the undersigned, being the Chief Executive Officer and the Chief Financial Officer of Access Solutions, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Access Solutions, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report. 4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

   a)    designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c)    presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Access Solutions International, Inc.
                                  (Registrant)



                                       /s/ Robert H. Stone
                                       -------------------------------------
Date: February 14, 2003                President and Chief Executive Officer




                                       /s/ Thomas E. Gardner
                                       -------------------------------------
                                       Chief Financial Officer and Treasurer