Form 10QSB
period 2003-03-31
ACCESS SOLUTIONS INTERNATIONAL INC
filed 2003-05-14
CIK 875385

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------


(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2003

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

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

                                 850 Main Street
                       East Greenwich, Rhode Island 02818
                       ----------------------------------
                                    Formerly
                                650 Ten Rod Road
                       North Kingstown, Rhode Island 02852

                    (Address of principal executive offices)

                                 (401) 885-5544
                                 --------------
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes [X]     No [ ]

The number of shares of the issuer's Common Stock, $.0l par value, outstanding as of April 30, 2003 was 4,498,940.


                                             Access Solutions International, Inc.

                                                             INDEX
                                                             -----

PART I.                FINANCIAL INFORMATION                                                          PAGE

Item 1.                Financial Statements

                       Condensed   balance sheets--March 31, 2003 (unaudited)
                       and June 30, 2002                                                                 3

                       Condensed  (unaudited) statements of operations --Three
                       months and nine months ended  March 31, 2003 and 2002                             5

                       Condensed  (unaudited)  statements of cash flows -- Nine
                       months ended  March 31, 2003 and 2002                                             6

                       Notes to unaudited condensed financial statements                                 7


Item 2.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                               9

Item 3.                Controls and Procedures                                                          13

PART II.               OTHER INFORMATION

Item 4.                Submission of Matters to a Vote of Security Holders                              13

Item 6.                Exhibits and Reports on Form 8-K                                                 13

Certification                                                                                           14

                      Access Solutions International, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Access Solutions International, Inc.
                            Condensed Balance Sheets

                                                        March 31,    June 30,
                                                         2003          2002
                                                      (Unaudited)

Assets
Current assets:
    Cash and cash equivalents                         $  997,242   $2,350,692
    Trade accounts receivable, net of allowance for
         doubtful accounts of $0 and $17,375,
       respectively                                          200      290,668
    Inventories                                             --         15,003
    Prepaid expenses and other current assets             15,040       18,287
                                                      ----------   ----------
       Total current assets                            1,012,482    2,674,650

Fixed assets, net                                           --          1,798
                                                      ----------   ----------


Total assets                                          $1,012,482   $2,676,448
                                                      ==========   ==========




See notes to condensed financial statements.


                      Access Solutions International, Inc.
                            Condensed Balance Sheets


                                                       March 31,        June 30,
                                                        2003              2002
                                                     (Unaudited)
Liabilities and stockholders' deficit
Current liabilities:
    Accounts payable                                  $    128,073    $    147,156
    Accrued salaries and wages                                --            22,069
    Accrued expenses                                        15,935          65,004
    Deferred revenue-prepaid service contract                 --           432,918
                                                      ------------    ------------
         Total current liabilities                         144,008         667,147
                                                      ------------    ------------

         Total liabilities                                 144,008         667,147
                                                      ------------    ------------

Stockholders' equity:
    Common Stock, $.01 par value, 13,000,000
      shares authorized, 4,500,199 shares issued            45,002          39,652
Additional paid-in capital                              17,675,144      17,637,694
    Accumulated deficit                                (16,833,616)    (15,649,989)
                                                      ------------    ------------

           Total                                           886,530       2,027,357

    Treasury stock, at cost (1,259 shares)                 (18,056)        (18,056)
                                                      ------------    ------------

         Total stockholders' equity                        868,474       2,009,301
                                                      ------------    ------------

         Total liabilities and stockholders' equity   $  1,012,482    $  2,676,448
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

                      Access Solutions International, Inc.
                 Condensed Statements of Operations (Unaudited)

                                                    For the Three Months          For the Nine Months
                                                       Ended March 31,               Ended March 31,
                                                     2003          2002           2003           2002
                                                 -----------    -----------    -----------    -----------
Net sales:
    Products                                     $      --      $     3,750    $      --      $    16,326
    Services                                            --          175,343         18,000        500,433
                                                 -----------    -----------    -----------    -----------
           Total net sales                              --          179,093         18,000        516,759
                                                 -----------    -----------    -----------    -----------
 Cost of sales:
    Products                                            --             --             --
                                                                                                    1,317
    Services                                            --           42,544         11,829        120,024
                                                 -----------    -----------    -----------    -----------
           Total cost of sales                          --           42,544         11,829        121,341
                                                 -----------    -----------    -----------    -----------

Gross profit                                            --          136,549          6,171        395,418
                                                 -----------    -----------    -----------    -----------
Operating expenses:
    Selling expense                                     --           30,037         29,506         97,016
    General and administrative expense                58,182        118,490        289,539        386,382
                                                 -----------    -----------    -----------    -----------
Total operating expenses                              58,182        148,527        319,045        483,398
                                                 -----------    -----------    -----------    -----------


Loss from operations                                 (58,182)       (11,978)      (312,874)       (87,980)
                                                 -----------    -----------    -----------    -----------


Other revenue:
    Gain on sale of service contracts,                  --             --           97,968           --
          net of expenses
    Gain on sale of PaperClip preferred stock,       106,986           --          106,986           --
          net of expenses
    Gain on sale of PaperClip Note,                  101,382           --          101,382           --
          net of expenses
    Gain on disposal of assets,                         --             --              712           --
          net of expenses

     Interest income                                   1,131         17,293         34,092         65,345
    Miscellaneous income                                --           23,620         47,239         70,859
                                                 -----------    -----------    -----------    -----------


Total other revenue                                  209,499         40,913        388,379        136,204
                                                 -----------    -----------    -----------    -----------

Net income                                       $    28,935    $    75,505    $    48,224    $   151,317
                                                 ===========    ===========    ===========    ===========

Primary net income per common share                     0.03           0.01           0.02           0.01

Weighted average number of
common shares                                      4,498,940      3,963,940      4,201,718      3,963,940


See notes to unaudited condensed financial statements.


                      Access Solutions International, Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                           For the Nine Months Ended
                                                                    March 31,
Cash flows from operating activities                           2003          2002
    Net income                                             $    75,505    $   48,224
                                                           -----------    -----------
Adjustments to reconcile net loss to net cash used by
            operating activities:
      Gain on sale of service contracts                        (97,968)          --
        Gain on sale of fixed assets                              (712)          --
      Gain on sale of PaperClip preferred stock               (106,986)          --
        Gain on sale of PaperClip note                        (101,382)          --
        Depreciation and amortization                              775          3,934
Provision for doubtful accounts                                (17,375)        13,031
        Changes in operating assets and liabilities:
        (Increase) decrease in:
         Trade accounts receivable                             307,843        107,112
         Inventories                                              --            6,469
         Prepaid expenses and other current assets              11,800         17,831
Increase (decrease) in:
         Accounts payable                                      (19,083)       (80,791)
         Accrued expenses                                      (71,138)       (15,705)
          Provision for income taxes                              --          (95,000)
         Deferred revenue - prepaid service contracts             --          (92,533)
                                                           -----------    -----------

Net Cash provided by (used FOR)
     OPERATING ACTIVITIES                                      (18,721)       (87,428)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    proceeds from sale of fixed assets                           1,735           --
    Payment for settlement on sale of service contracts       (262,656)          --
    Payment for service expenses incurred in association
        with sale of service contracts                         (65,844)          --
        Proceeds from sale of PaperClip preferred stock        106,986           --

    Proceeds from sale of PaperClip note                       101,382           --
                                                           -----------    -----------
Net Cash Used for Investing ACTIVITIES                        (118,397)          --
                                                           -----------    -----------

CASH FLOWS USED FOR Financing ACTIVITIES

    Proceeds from options exercised                             42,800           --
    Payment of dividend                                     (1,259,132)          --
                                                           -----------    -----------

Net Cash used for Financing ACTIVITIES                      (1,216,332)          --
                                                           -----------    -----------

Net (decrease) in cash and cash
 equivalents                                                (1,353,450)       (87,428)

Cash and cash equivalents, BEGINNING                         2,350,692      2,426,279
                                                           -----------    -----------

Cash and cash equivalents, ending                          $   997,242    $ 2,338,851
                                                           ===========    ===========


See notes to unaudited condensed financial statements.

                      Access Solutions International, Inc.
                Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Access Solutions International, Inc. ("ASI") annual report on Form 10-KSB for the year ended June 30, 2002.

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

On December 23, 2003, a stockholder meeting was held and, a quorum being present, stockholders overwhelmingly approved the Plan.

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

On November 26, 2002, anticipating stockholder approval of the Plan, the Board of Directors declared a cash dividend of $.28 per share, which was paid on December 26, 2002 to holders as of December 13, 2002. A portion of the Company's assets will continue to be held in a contingency reserve, and the Board of Directors anticipates that stockholders may periodically receive additional distributions subsequent to the initial distribution.

In November, 2000, the Company and PaperClip Software, Inc. entered into an agreement whereby PaperClip's previous indebtedness to ASI in the amount of $300,000, plus all accrued interest through December 31, 1999 in the amount of $105,300 would be paid for by the execution and delivery of a new promissory note from PaperClip to ASI in the aggregate principal amount of $405,300. All amounts due under this note were to be paid over a period of three (3) years in thirty-six (36) equal installments of $11,265 beginning January 1, 2001. Since then, payments remained current. However, due to PaperClip's poor financial condition ASI had fully reserved for the value of the note. The outstanding balance on December 31, 2002 was approximately $135,176. On March 20, 2003, the Company signed an agreement with PaperClip in which PaperClip agreed to pay the Company $101,382 in cash as payment in full for the promissory note. In connection with the Paperclip note settlement agreement, the Company agreed to terminate the security agreement securing the payments on the promissory note.

As a result of advances issued to PaperClip from November 12, 1997 through August 24, 1998 PaperClip was also indebted to ASI in the amount of $2,305,506, including accrued interest through March 31, 1999. In November, 2000 ASI exchanged the above indebtedness for 3,649,543 shares of PaperClip's Series A Preferred Stock, $.01 par value per share. No value had been recorded on the Company's financial statements for this investment due to PaperClip's deteriorating stock value and its poor financial condition. On March 20, 2003, ASI entered into a Stock Purchase agreement with William Weiss, who is the Chief Executive Officer of PaperClip, in which Mr. Weiss purchased from ASI the 3,649,543 shares of Series A Preferred Paperclip Stock, par value $0.01 per share. The purchase price for the shares was $106,986.
<

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Overview

ASI had no system sales in the current quarter. As of March 31, 2003, ASI had no deferred revenue since all the service contracts have been sold as of July 1, 2002 and the Company's share of that revenue has been recognized.

ASI's primary operating expenses include general and administrative expenses. General and administrative expenses in the third quarter consisted primarily of insurance premiums, legal fees, stockholder services fees, and normal contractual services.

On September 18, 2002, the Company announced that it had sold all of its remaining hardware and software maintenance contracts to Computer Upgrade Corporation, of Corona, CA, a full service integrator specializing in proven turn-key cross platform storage solutions for consideration of one-half of the gross margin on the contracts from July 1, 2002 through July 1, 2004. Reflecting the downsizing of the business, the Company sold its remaining inventory, closed down its base of operations in North Kingstown, RI on October 31, 2002 and moved the remaining administrative functions to a smaller office in East Greenwich, RI. A majority of fixed assets have been liquidated and staff has been reduced to one part-time employee.

The Company also announced that its Board of Directors had unanimously approved a plan of complete liquidation and dissolution of the Company, subject to stockholder approval. A special meeting of stockholders was held on December 23, 2002 where the Plan was approved.

On March 20, 2003, the Company announced that it had signed an agreement with PaperClip Software, Inc. in which PaperClip agreed to pay the Company $101,382 in cash as payment in full for the Paperclip promissory note held by the Company. The original principal amount of the Note was $405,530, and the principal amount outstanding on March 20, 2003 was approximately $135,176 but the Company had set up an allowance against the note which fully reserved for its value. In connection with the agreement to settle the promissory note, the Company agreed to terminate the security agreement securing the payments on the Note.

On the same date, March 20, 2003, the Company also announced that it had entered into a Stock Purchase agreement with William Weiss, who is the Chief Executive Officer of PaperClip, in which Mr. Weiss purchased from ASI its 3,649,543 shares of Series A Preferred Paperclip Stock, par value $0.01 per share. The purchase price for the shares was $106,986.

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

Three Months and Nine Months Ended March 31, 2003 Compared to Three Months and Nine Months Ended March 31, 2002

Net Sales

On September 18, 2002, the Company announced that it had sold all of its remaining hardware and software maintenance contracts to Computer Upgrade Corporation for consideration of one-half of the gross margin on the contracts from July 1, 2002 through July 1, 2004. As a result of the sale of the Company's main business, there were no net sales for the three months ended March 31, 2003 compared with $179,093 for the three months ended March 31, 2002. Net sales for the nine months ended March 31, 2003, decreased $498,759 or 97% to $18,000 compared with $516,759 for the nine months ended March 31, 2002. There were no product sales in Fiscal 2003 compared with $3,750 for the third quarter of Fiscal 2002 and $16,326 for the nine months ended March 31, 2002. Service revenues were $0 for the third quarter of Fiscal 2003, compared with $175,343 for the third quarter of Fiscal 2002 and $18,000 for the nine months ended March 31, 2003 compared with $500,433 for the nine months ended March 31, 2002, a decrease of $482,433 or 96%. The sale in the current year was related to non-contractual services.

Cost of Sales

Cost of sales includes component costs, labor, travel and certain overhead costs. As a result of the sale of the Company's hardware and service contracts, cost of sales decreased proportionately. Cost of sales in the aggregate decreased to $0 for the three months ended March 31, 2003 from $42,544 for the three months ended March 31, 2002 and decreased 90% to $11,829 for the nine months ended March 31, 2003 from $121,341 for the nine months ended March 31, 2002.

The cost of product sales was $0 for both the three months ended March 31, 2003 and the nine months ended March 31, 2003 compared with $0 for the three months ended March 31, 2002 and $1,317 for the nine months ended March 31, 2002. The cost of services was $0 for the three months ended March 31, 2003 compared with $42,544 for the three months ended March 31, 2002 and $11,289 for the nine months ended March 31, 2003 compared with $120,024 for the nine months ended
March 31, 2002. Those costs incurred during the first quarter of Fiscal 2003 were directly related to the performance of non-contractual service calls.

General and Administrative Expenses

General and administrative expenses this fiscal year consisted primarily of legal fees, stockholder services, and normal contractual services, including director and officer liability insurance. General and administrative expenses decreased 51% or $60,308 to $58,182 for the three months ended March 31, 2003 from $118,490 for the three months ended March 31, 2002, while decreasing 25% or $96,843 to $289,539 for the nine months ended March 31, 2003 from $386,382 for the nine months ended March 31, 2002. Year-to-date savings realized during Fiscal 2003 as a result of downsizing have been mitigated by one-time charges associated with the termination of personnel, and various stockholder and legal services.

Selling Expenses

Selling and customer service expenses decreased to $0 for the three months ended March 31, 2003 from $30,037 for the three months ended March 31, 2002 and to $29,506 for the nine months ended March 31, 2003 from $97,016 for the nine months ended March 31, 2002. This decrease resulted from the sale of ASI's maintenance contracts.


Other Income and Expenses

Other income and expenses consisted of the gain on the sale of ASI's maintenance business, the gain on the disposal of fixed assets, the gain on the sale of PaperClip preferred stock, the gain on the sale of PaperClip's promissory note, payments on the PaperClip's note prior to that sale, and interest income.

During the first quarter of 2003, ASI realized a net gain of $97,968 on the sale of its prepaid hardware and software maintenance contracts. During the quarter ended March 31, 2003, proceeds from the sale of PaperClip's Preferred Stock were $106,986 and from the proceeds from the sale of PaperClip's promissory note were $101,382. A net gain of $0 for the quarter ended March 31, 2003 and $712 for the nine months ended March 31, 2003 was derived from the disposal of various assets.

Interest income decreased $16,163 from $17,293 for the three months ended March 31, 2002 to $1,130 for the three months ended March 31, 2003 and decreased $31,254 to $34,091 for the nine months ended March 31, 2003 from $65,345 for the nine months ended March 31, 2002. This decrease was largely attributed to a drop in interest rates and investment balances.

Miscellaneous income of $23,620 and $70,859 for the quarter and the nine months ended March 31, 2002 dropped to $0 for the quarter ended March 31, 2003 and $47,239 for the nine months ended March 31, 2003. For both years, this income represented monthly repayments of principal on the note receivable from PaperClip, which had been fully reserved for until the sale of the note on March 20, 2003. No payments were received during the quarter ended March 31, 2003 while negotiations to sell the note were proceeding.

Consequently, other income and expenses in the aggregate increased $168,586 or 412% to $209,499 of income for the three months ended March 31, 2003 from income of $40,913 for the three months ended March 31, 2002. For the nine months ended March 31, 2003, net other income and expenses increased $252,175 or 185% to $388,379 income from $136,204 income for the nine months ended March 31, 2002.


Net Income (Loss)

As a result of the foregoing, ASI realized a net profit of $151,317 ($.03 per share on 4,498,940 weighted average shares outstanding) for the three months ended March 31, 2003, an increase of $122,382 from a net profit of $28,935 ($.01 per share on 3,963,940 weighted average shares outstanding) during the three months ended March 31, 2002 and a net profit of $75,505 ($.02 per share on 4,201,718 weighted average shares outstanding) for the nine months ended March 31, 2003, an increase of $27,281 from a net profit of $48,224 ($.02 per share on 3,963,940 weighted average shares outstanding) during the nine months ended March 31, 2002

 Liquidity and Capital Resources

ASI had a working capital surplus of $868,474 as of March 31, 2003 compared to a working capital surplus of $1,948,007 at March 31, 2002.

Total cash used for operating activities during the nine-month period ended March 31, 2003 was $18,721, compared to the nine-month period ended March 31, 2002 in which operating activities used a total of $87,428. For the nine months ended March 31, 2003, the major use of cash was related to the sale of ASI's maintenance contracts to Computer Upgrade Corporation, which includes customer service related costs, and the settlement price. The major source of cash for that period was the collection of outstanding trade accounts receivable. Cash used during the nine-month period ended March 31, 2002 was primarily the result of the prepayment of income taxes, the repayment of old payables and a reduction in prepaid service contracts.

Total cash used for investing activities during the nine-month period ended March 31, 2003 was related to the sale of service contracts. Access Solutions paid CUC $262,656 representing one-half of the accrued but unearned maintenance gross margin on the contracts in force as of July 1, 2002. The Company had also incurred approximately $65,844 in service related expenses during the period of July 1, 2002 through August, 2002 that were not reimbursed by CUC as part of the sale. Total cash provided by investments was derived from the sale of PaperClip's promissory note and from the sale of PaperClip's preferred stock. In comparison, no cash was used for or provided by investing activities during the nine months ended March 31, 2002.

Cash used for stockholder-related financing activities totaled $1,216,332 for the nine months ended March 31, 2003. Outstanding options were exercised for $42,800, and dividends were paid out to the amount of $1,259,132. There was no stockholder related activity in the previous year.

As a result of the foregoing, total cash used by the Company totaled $1,353,450 for the nine months ended March 31, 2003 compared with $87,428 for the nine months ended March 31, 2002.

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

         c. Approval of the Plan of Complete Liquidation and Dissolution:

                  2,448,780 votes for
                      7,632 votes against
                      6,570 abstentions
                          0 broker non votes

         d. N/A

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

               None

         (b) Reports on Form 8-K

         Current Report of 10K filed on March 20, 2003 (announcing the disposition of certain assets) 13

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

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Access Solutions International, Inc.
                                               (Registrant)
Date: May 14, 2003
                                         /s/ Robert H. Stone
                                         --------------------------------------
                                         President and Chief Executive Officer

                                         /s/ Thomas E. Gardner
                                         --------------------------------------
                                         Chief Financial Officer and Treasurer